Form 10-K
period 1993-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-03-30
CIK 700674

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                 FORM 10-K

                               -------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1993

                                     or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                      Commission file number:  1-8306

                   AIR EXPRESS INTERNATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             36-2074327
- -------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                120 Tokeneke Road, Darien Connecticut  06820
                               (203) 655-7900
- ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
- -------------------------------------  -----------------------------------
Common Stock, $.01 par value           American Stock Exchange
Convertible Subordinated Debentures    American Stock Exchange
Due 2003

        Securities registered pursuant to Section 12(g) of the Act:

                                    None
- ---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1994 was $240,189,046.

The number of shares of common stock outstanding as of March 24, 1994 was 11,580,779.

                    DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1994 Annual Meeting of Shareholders.

                      AIR EXPRESS INTERNATIONAL CORPORATION
                          1993 Form 10-K Annual Report

                                Table of Contents


     Part I
                                                                        Page
                                                                        ----
     Item  1.    Business  . . . . . . . . . . . . . . . . . . . . . .    1
     Item  2.    Properties  . . . . . . . . . . . . . . . . . . . . .    6
     Item  3.    Legal Proceedings   . . . . . . . . . . . . . . . . .    6
     Item  4.    Submission of Matters to a Vote of Security Holders and
                  Executive Officers of the Registrant   . . . . . . .    6


                                     Part II

     Item  5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters  . . . . . . . . . . . . . . . .    9
     Item  6.    Selected Financial Data   . . . . . . . . . . . . . .   10
     Item  7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . .   11
     Item  8.    Financial Statements and Supplementary Data   . . . .   16
     Item  9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures   . . . . . . .   16


                                    Part III

     Item 10.    Directors and Executive Officers of the Registrant  .   16
     Item 11.    Executive Compensation  . . . . . . . . . . . . . . .   16
     Item 12.    Security Ownership of Certain Beneficial Owners
                  and Management   . . . . . . . . . . . . . . . . . .   16
     Item 13.    Certain Relationships and Related Transactions  . . .   16


                                     Part IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K  . . . . . . . . . . . . . . . . . . . .   17































     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Part I
     ------
     Item 1.  Business
              --------
       (a)  General Development of Business
            -------------------------------
     Air Express International Corporation (the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States. Through its global network of Company-operated facilities and agents, it consolidates, documents and arranges for transportation of its customers' shipments of heavy cargo throughout the world. During 1993, the Company handled more than 1,480,000 individual shipments, with an average weight of 407 pounds, to nearly 2,600 cities in more than 185 countries. The Company generated revenues of approximately $726 million in 1993, of which approximately 57% were attributable to shipments from locations outside the United States.

     Although the Company's headquarters are located in the United States, its network is global, serving over 544 cities, including 229 cities in the United States, 123 cities in Europe and 192 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1993, this network consisted of 175 Company-operated facilities, including 50 in the United States and 125 abroad, supplemented at 369 additional locations by agents, a substantial number of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 75% of the Company's 28 regional and country managers have been employed by the Company for more than ten years.

     Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' transportation logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and Holland. During 1993, the Company acquired the Votainer group of companies ("Votainer"), a Netherlands-based Non-Vessel Operating Common Carrier ("NVOCC") which provides ocean freight consolidation services, with a network of 34 company-operated facilities in 12 countries. Included in the Company's 1993 results of operations are Votainer revenues and operating loss for the last six months of 1993 of $51.4 million and $.9 million, respectively. The Votainer acquisition was consistent with the Company's strategy to make acquisitions that will serve its goal of strengthening its market position, further enhancing its operating efficiencies and providing its customers a broader range of transportation-related services.

       (b)  Financial Information About Industry Segments
            ---------------------------------------------
     The Company currently is engaged in the business of freight forwarding, for both air and ocean freight. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit or loss and identifiable assets.














     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

       (c)  Narrative Description of Business
            ---------------------------------
     Airfreight Forwarding and Related Services
     ------------------------------------------
     An airfreight forwarder procures shipments from a large number of customers, consolidates shipments bound for a particular destination from a common place of origin, determines the routing over which the consolidated shipment will move, selects an airline serving that route on the basis of departure time, available cargo capacity and rate, and books the consolidated shipment for transportation on that airline.
     In addition, the forwarder prepares all required shipping documents, delivers the shipment to the transporting airline and, in many cases, arranges for clearance of the various components of the shipment through customs at the final destination. If so requested by its customers, the forwarder also will arrange for delivery of the individual components of the consolidated shipment from the arrival airport to their intended consignees.

     As a result of its consolidation of customers' shipments, the forwarder is usually able to obtain lower rates from airlines than its customers could obtain directly from those airlines. In addition, in certain tradelanes and with certain airlines, where the forwarder generates a continuing high volume of freight, that forwarder is often able to obtain even lower rates. Accordingly, the forwarder is generally able to offer its customers a lower rate than would otherwise be available to the customer from the airline. However, the rate charged by the forwarder to its customers is greater than that obtained by the forwarder from the airline, and the difference represents the forwarder's gross profit.

     Ocean Freight Services
     ----------------------
     The Company's revenue from international ocean freight forwarding is derived from service both as an indirect ocean carrier (NVOCC) and as an authorized agent for shippers and importers. Effective July 1, 1993, the Company acquired Votainer, a Non-Vessel Operating Common Carrier ("NVOCC") specializing in ocean freight consolidation. As an NVOCC, through its 34 company-operated facilities in 12 countries, supplemented with 70 agent locations in 37 countries, the Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. Votainer solicits freight from its customers to fill the containers, charging rates lower than the rates offered directly to customers by shipping lines for similar type shipments.

     Operations
     ----------
     The Company has a global network of Company-operated facilities and supporting agents serving over 544 cities, including 229 in the United States, 123 in Europe, 77 in Asia and the South Pacific and 115 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from, or entirely between, locations outside the United States. For the year ended December 31, 1993, approximately 57% of its revenues and 59% of its gross profits, originated from locations outside the United States.

















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     The Company neither owns nor operates any ships or aircraft. It arranges for transportation of its customers' shipments via steamship lines, commercial airlines and air cargo carriers. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder in respect of approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage, for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1993, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

     The Company also offers door-to-door express delivery among 18 European countries through its Pandalink service, which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas, within 48 to 72 hours.


     Ancillary Services
     ------------------
     In connection with its services as a freight forwarder, the Company provides ancillary services, such as door-to-door pick-up and delivery of freight, warehousing, cargo assembly, protective packing, consolidation and customs clearance. In addition, the Company provides other transportation-related services, including acting as a domestic surface freight forwarder, a customs broker and a warehouse operator.

     The LOGIS System
     ----------------
     The Company introduced its proprietary LOGIS logistics information system for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut, and a facility near London, England, are linked to, and accessible from, terminals at 220 of its Company-operated facilities and with its agents in substantially all major markets, permitting real-time inputting, processing and retrieval of shipment, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents.




















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     As of December 31, 1993, the LOGIS system permitted electronic interfacing with more than 300 of the Company's major customers in 32 countries, 37 international airlines and customs authorities in the United States, the United Kingdom, Australia, Belgium and France. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and convert these data automatically into shipping documents. Where customs authorities in the country of destination are linked to the system, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

     The LOGIS system has enabled the Company to improve the productivity of its personnel and the quality of its customer service and has enabled many of its customers to manage their freight transportation logistics needs more effectively. The system has resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information. Management plans to continually improve and enhance the LOGIS system, including extending its capabilities to support Votainer's ocean freight functions. Management believes that the LOGIS system has positioned the Company to better capitalize on the continuing trend toward outsourcing by large corporations of logistics management functions and reliance by many of these corporations on single-source providers.

     Regulation
     ----------
     The Company's activities as an IATA cargo agent are subject to the rules and regulations of that organization to the extent the Company acts as an agent for an airline which is an IATA member. Certain IATA rules and regulations are subject to DOT approval. In addition, several states in which the Company operates regulate intrastate trucking. In these states, the Company has obtained the necessary operating authority. The Company is licensed as an ocean freight forwarder by the United States Federal Maritime Commission ("FMC") which prescribes qualifications for acting as a shipping agent, including surety bonding requirements. The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation, as an indirect ocean cargo carrier, under the FMC tariff filing and surety bond requirements, which require the Company to abide by tariffs filed with the FMC specifying the rates which may be charged to customers.

     Customers and Marketing
     -----------------------
     The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1993, the Company shipped goods for more than 60,000 customer accounts, none of which accounted for more than 5% of the Company's revenues.

     The Company markets its services worldwide through an international sales organization consisting of approximately 430 full-time salespersons (as of December 31, 1993), supported by the sales efforts of senior management and the Company's country, regional, branch and














     NYFS03...:\16\12316\0001\7120\FRM32894.P9B
     district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of heavy cargo.

     Competition
     -----------
     Competition within the freight forwarding industry is intense. Although the industry is highly fragmented, with a large number of participants, the Company competes primarily with a relatively small number of international firms with worldwide networks and the capability to provide the breadth of services offered by the Company. The Company also encounters competition from regional and local freight forwarders, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, certain airlines, and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.

     Currency and Other Risk Factors
     -------------------------------
     The Company's worldwide operations engender the risk that some of the many local currencies in which it receives payment may not be easily convertible, or convertible at all, into U.S. dollars. There are also risks from fluctuations in value of currencies, devaluations, or other governmental actions.

     In addition, the Company's business requires good working relationships with the airlines, which are its largest creditor as a group. To the extent that the airlines decrease cargo space available to forwarders, cut back cargo or passenger flights or enter the forwarding business themselves, the airfreight forwarding business could be adversely affected. The Company considers its working relationship with the airlines to be good.

     Employees
     ---------
     As of December 31, 1993, the Company employed 4,271 people, of whom 2,948 were based at locations outside the United States, including 1,496 in the United Kingdom and Europe, 792 in Asia and 660 in the South Pacific, South America, Africa and Canada. Of the Company's 1,323 U.S.-based employees at that date, approximately 545 were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the International Association of Machinists and Aerospace Workers. In addition, approximately 16% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company considers its relationship with its employees to be satisfactory.

       (d)  Financial Information About Foreign and Domestic Operations
            -----------------------------------------------------------
     See the Company's Consolidated Financial Statements including the Notes thereto, for data related to the Company's revenues, operating profit and loss and identifiable assets.


















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Item 2.  Properties
              ----------
     The Company owns its worldwide headquarters building (approximately 30,000 square feet in area) in Darien, Connecticut, which is subject to a $.5 million mortgage, a warehouse and office facility (approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $3.8 million mortgage, and a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $1.8 million mortgage. On January 24, 1994 the Company began construction on its new 160,000 square foot warehouse and distribution center in Singapore, which is scheduled to be completed in the fourth quarter of 1994.

     The Company leases facilities on or near airports at 50 locations in the United States, and 125 offices in 28 other countries. Most facilities have office, dock and warehouse space. The principal facilities are set forth in the following table:


                                 Approximate Sq. Feet of           Lease
     Location                            Floor Space             Expiration
     --------               ------------------------------------ ----------

     Amsterdam, The         67,800 sq. ft. of cargo and office      1998
     Netherlands

     Chicago, Illinois      115,666 sq. ft. of cargo and office     1998

     Frankfurt, Germany     36,800 sq. ft. of cargo and office      1995

     London, England        93,000 sq. ft. of cargo and office      2002

     Los Angeles,           54,800 sq. ft. of cargo and office      1994
     California

     Miami, Florida         76,500 sq. ft. of cargo and office      1995

     New York, New York     77,000 sq. ft. of cargo and office      1996

     Singapore              26,605 sq. ft. of cargo and office      1995


     The Company believes that its facilities are adequate for its needs now and in the foreseeable future.

     Item 3.  Legal Proceedings
              -----------------
     None.

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
     None.

















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Executive Officers of the Registrant
     ------------------------------------
     Following is a listing of the executive officers of the Company.

     The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 16, 1994 by each executive officer of the Company. There are no family relationships between any Director or officer of the Company.


                                          Positions with the Company and
                                            Business Experience for the
     Name                      Age                Past Five Years
     ------------------------- ---      -----------------------------------

     Hendrik J. Hartong, Jr.    54      Chairman of the Company since 1985;
                                        Chief Executive Officer of the
                                        Company from 1985 through 1989;
                                        General Partner of Brynwood
                                        Management and Brynwood Management
                                        II L.P., which serve, respectively,
                                        as managing general partners of
                                        Brynwood Partners Limited
                                        Partnership and Brynwood Management
                                        II L.P., private investment
                                        partnerships, since 1985;  Director
                                        of Hurco Companies, Inc.


     Guenter Rohrmann           54      Chief Executive Officer of the
                                        Company since 1989; President and
                                        Chief Operating Officer of the
                                        Company since 1985.


     Dennis M. Dolan            36      Vice President and Chief Financial
                                        Officer of the Company since 1989;
                                        Controller U.S.A. from 1985 to
                                        1989.


     Daniel J. McCauley         59      Vice President, General Counsel and
                                        Secretary of the Company since
                                        1991; 1990-1991 consultant;
                                        Executive Vice President, Secretary
                                        and General Counsel, Emery
                                        Airfreight Corporation, Wilton, CT,
                                        a transportation company for more
                                        than five years prior to 1990.














     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Paul J. Gallagher          48      Vice President-International
                                        Controller of the Company since
                                        1989; Director International
                                        Finance, Emery Airfreight
                                        Corporation, Wilton, CT, a
                                        transportation company for more
                                        than five years prior to 1989.


     Walter L. McMaster         61      Vice President and Controller of
                                        the Company for more than the past
                                        five years.


     Robert J. O'Connell        57      Vice President-General Manager-
                                        North America of the Company since
                                        1989; Vice President-North America
                                        Sales, from 1985 to 1989.























































     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Part II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
              -------------------------------------------------------------
              Matters
              -------
     The Company's common stock, $.01 par value (the "Common Stock"), is traded on the American Stock Exchange.

     On June 25,1992, the Company's Board of Directors declared a three-for-two split of the Common Stock in the form of a 50% stock dividend. The additional shares were distributed on July 31, 1992 to shareholders of record on July 13, 1992. See Note 2 to the Consolidated Financial Statements.

     During 1993, the Company declared four quarterly cash dividends on the Common Stock.



                                                                         Shares
           Date Declared    Record Date     Payment Date   Per Share  Outstanding
           -------------   -------------   --------------  ---------  -----------
           Mar 05, 1993    Apr  09, 1993   Apr  30, 1993   $ .035      11,586,471
           Jun 24, 1993    Jul  09, 1993   Jul  30, 1993     .050      11,523,251
           Sep 10, 1993    Oct  08, 1993   Oct  29, 1993     .050      11,531,781
           Nov 15, 1993    Jan  07, 1994   Jan  28, 1994     .050      11,543,560


     The table below indicates the quarterly high and low prices of the Common Stock for the years ended December 31, 1993 and 1992. All per share information has been restated to reflect the three-for-two stock split in July 1992. See Note 2 to the Consolidated Financial
     Statements.



                                                               Quarter
                                               ------------------------------------
                                               1st         2nd        3rd        4th
                                               ---         ---        ---        ---

      Year Ended December 31, 1993:
      ----------------------------
      High                                  $ 29 3/8   $ 22 3/4    $22 3/8   $21 7/8
      Low                                     18         18 1/8     18 7/8    18 1/4
      Year Ended December 31, 1992:
      ----------------------------
      High                                  $ 21 1/8   $ 19 1/2    $25 1/8   $27 5/8
      Low                                     13 1/8     16 1/8     17 5/8    22



     At March 24, 1994, there were 1,033 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $23.00 per share.

     The Company's agreements with its principal lenders limit the amounts available for payment of cash dividends and share repurchases. See
     Note 7 to the Consolidated Financial Statements.




     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Item 6.  Selected Financial Data
              -----------------------




                                    AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                    -------------------------------------------------------

        (In thousands, except per share data)
                                                                          Years Ended December 31,
                                                          --------------------------------------------------------
                                                            1993       1992         1991         1990        1989
                                                          --------   --------     --------     --------   ---------
        Revenues                                          $ 725,719   $ 672,287   $ 601,939   $ 567,807   $  514,402
                                                          =========   ==========  =========   =========   ==========
        Income before extraordinary item                  $  17,340   $  18,633   $  13,785   $  11,067   $    8,508
        Extraordinary item (1)                                    -           -         151         111            -
                                                          ---------   ----------  ---------   ---------   ----------
             Net income                                   $  17,340   $  18,633   $  13,936   $  11,178   $    8,508
                                                          =========   ==========  =========   =========   ==========
        Income per common share, primary:
        Income before extraordinary item (2)              $    1.48   $    1.62   $    1.20   $    1.00   $      .75
        Extraordinary item                                        -           -         .01         .01            -
                                                          ---------   ----------  ---------   ---------   ----------
             Net income (2)                               $    1.48   $    1.62   $    1.21   $    1.01   $      .75
                                                          =========   ==========  =========   =========   ==========
        Income per common share, fully diluted:
        Income before extraordinary item                  $    1.46   $    1.62   $    1.12   $     .96   $      .75
        Extraordinary item                                $       -   $       -   $     .01   $     .01   $        -
                                                          ---------   ----------  ---------   ---------   ----------
             Net income (2)                               $    1.46   $    1.62   $    1.13   $     .97   $      .75
                                                          =========   ==========  =========   =========   ==========
        Cash dividends declared per
          common share                                    $    .185   $    .145   $     .12   $       -   $        -
                                                          =========   ==========  =========   =========   ==========
        Total assets                                      $ 296,218   $ 209,736   $ 208,079   $ 192,635   $  179,862
                                                          =========   ==========  =========   =========   ==========
        Long-term debt                                    $  78,464   $   7,120   $  24,928   $  28,441   $   32,316
                                                          =========   ==========  =========   =========   ==========
        Stockholders' investment                          $  78,119   $  65,377   $  65,270   $  52,425   $   40,515
                                                          =========   ==========  =========   =========   ==========


        ----------------------------------------------------

        (1)   Extraordinary item represents the tax benefit of the utilization of net operating loss carryforwards.
        (2)   Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50% stock dividend in each of August 1991 and July 1992 and are based upon the weighted average number of shares of Common Stock outstanding during each period.



















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Item 7.   Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations
               -------------------------

     Liquidity and Capital Resources
     -------------------------------
     In January, 1993, the Company issued and sold $74.8 million of 6% Convertible Subordinated Debentures (the "Debentures") due 2003 and received $72.5 million, after commissions and expenses, from the sale of the Debentures. The net proceeds were initially used to repay $5.0 million of outstanding revolving credit balances and for general corporate purposes, including acquisitions of other companies in the same or related businesses.

     On July 1, 1993, the Company acquired the Votainer group of Companies for a cash purchase price of $11.3 million plus the assumption and payment of certain indebtedness of approximately $3.3 million to the seller. Capital expenditures in 1993, which were largely for the acquisition of data processing equipment and facility improvements totaled $4.9 million. Capital expenditures for 1992 totaled $15.2 million, which included the purchase of a warehouse and office facility in Sydney, Australia for $7.5 million and the construction of a warehouse and distribution facility in Venlo, Holland for $3.0 million. Depreciation and amortization expense totaled $6.3 million in 1993 and $7.0 million in 1992. Capital expenditures for 1994 are anticipated to be approximately $17.0 million.

     Cash, cash equivalents and short-term investments at December 31, 1993 totaled $65.2 million compared to $14.1 million at December 31, 1992. The increase was largely attributable to the proceeds remaining from the sale of the $74.8 million of Debentures.

     The Company maintains a revolving credit facility which permits borrowing in amounts up to a maximum of $20.0 million at any time outstanding until maturity in September, 1995. Interest on outstanding borrowings is payable at a variable rate equal, at the Company's election, to (i) the prime commercial rate in effect from time-to-time or (ii) LIBOR in effect from time-to-time plus 2.0%. At December 31, 1993, there were no borrowings under this facility.

     Management believes that the Company's available cash and sources of credit, together with expected future cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and fixed charges.





























     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                              Results of Operations
                              ---------------------

     1993 Compared to 1992
     ---------------------
     Included in the consolidated results of operations for 1993 are the ocean freight activities of Votainer for the last six months of 1993. Votainer was acquired by the Company on July 1, 1993. The consolidated results of airfreight and ocean freight activities for 1993 compared to 1992 (airfreight only) are as follows:


                                               1993
                                 ---------------------------------
                                              Ocean
                                 Airfreight   Freight       Total     1992
                                 ----------   -------      -------   ------
                                                ($ millions)
      Revenues                   $  674.3     $ 51.4       $ 725.7   $672.3
      Expenses:
        Transportation              457.2       39.2         496.4    450.0
        Terminal                    112.8        7.0         119.8    113.2
        Selling, general
         and administrative          72.0        6.1          78.1     77.8
                                 --------     -------      -------   -------
      Operating income(loss)     $   32.3     $ ( .9)      $  31.4   $ 31.3
                                 ========     =======      =======   =======



     Consolidated revenues increased $53.4 million (7.9%) to $725.7 million in 1993 compared with 1992. The increase in revenues was attributable to the inclusion of $51.4 million of revenues from the ocean freight operations from Votainer for the last six months of 1993. Revenues from airfreight operations for 1993 were $674.3 million, largely
     unchanged from 1992 revenues.   Airfreight revenues for 1993 were
     impacted by the positive effects of a 4.4% increase in the number of shipments and a 11.2% increase in the total weight of cargo shipped, which was offset by the negative effects of lower customer selling rates and the effect of weaker foreign currencies when converting foreign currency revenues into United States dollars for financial reporting purposes.

     Gross profit (revenue less transportation expense) increased $7.0 million (3.1%) to $229.3 million in 1993 compared with 1992. The increase in gross profit is attributable to the inclusion of $12.2 million of gross profit of Votainer for the last six months of 1993, which was partially offset by a $5.2 million (2.3%) decrease in airfreight gross profit to $217.1 million. The decrease in airfreight gross profit was due to lower gross profit in European airfreight operations and competitive pricing pressures, which reduced gross margin (gross profit as a percentage of revenues) from 33.1% in 1992 to 32.1% in 1993.














     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     The Company's internal operating expenses (terminal and selling, general and administrative) increased $6.9 million (3.6%) to $197.9 million in 1993 compared to 1992. The increase was due entirely to the inclusion of Votainer's internal operating expenses of $13.0 million for the last six months of 1993, which more than offset a $6.1 million (2.3%) reduction in the internal operating expense attributable to the Company's airfreight operations. The latter category of expenses benefitted from the effects of weaker foreign currencies when converting foreign currency expenses into United States dollars for financial reporting purposes as well as lower employee incentive compensation expense. Operating income for 1993 was $31.4 million, unchanged from 1992 operating income, with the $.9 million loss from Votainer's operations being offset by a $1.0 million improvement in airfreight operating income.

     Net interest expense increased $1.5 million (45%) to $3.7 million in 1993 compared with 1992. The increase was attributable to the interest cost associated with the Company's 6% Convertible
     Subordinated Debentures issued in January 1993.

     The effective tax rate for 1993 was 38.0% compared to 37.6% for 1992. The Company's effective tax rates fluctuate due to changes in tax rates and regulations in the countries in which it operates and the level of pre-tax profit earned in each of those countries.

     United States Operations
     ------------------------
     United States revenues increased $37.8 million (14%) to $308.5 million in 1993 compared to 1992. The increase in United States revenues was comprised of a $6.2 million (21.6%) increase in domestic airfreight revenues, an $11.9 million (4.9%) increase in international airfreight revenues, and the inclusion of $19.7 million of Votainer revenues for the last six months of 1993. The increase in United States airfreight revenues was attributable to a 5.5% increase in the number of shipments (18.1% increase in domestic shipments and 1% increase in international shipments) and a 14% increase in the total weight of cargo shipped (30% increase in domestic cargo and 9% increase in international cargo).

     The increased domestic and international airfreight shipping volumes resulted in an increase in airfreight profit of $1.8 million (19.4%), which was partially offset by a $1.2 million operating loss in Votainer, resulting in an overall increase in United States operating profit of $.6 million (6.0%) to $9.6 million in 1993.

     Foreign Operations
     ------------------
     Foreign revenues increased $15.6 million (3.9%) to $417.3 million in 1993 compared with 1992. The increase in revenues was attributable to the inclusion of $31.7 million of Votainer revenues for the last six months of 1993, which was offset by a $16.1 million (4.0%) decrease in foreign airfreight revenues. The decrease in foreign airfreight revenues was attributable to the Company's European operations, where weaker foreign currencies, particularly the




















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     British Pound, accounted for a reduction of $20.7 million (8.6%) in European airfreight revenues when European revenues were converted to United States dollars for financial reporting purposes. The number of shipments and total weight of cargo shipped by the Company's European airfreight operations increased 3.2% and 15.4%, respectively. In the Company's Asia and Others segment, revenues increased $19.4 million (12.1%) to $180.0 million in 1993 compared to 1992. This increase was attributable to the inclusion of $14.8 million of Votainer revenues for the last six months of 1993 and a $4.6 million increase in airfreight revenues. The number of airfreight shipments handled by the Company's Asia and Others operation increased 3.0%, while the total weight of cargo shipped by these operations was unchanged from 1992.

     Operating profit from foreign operations decreased $.4 million (2.1%) to $21.8 million for 1993 compared with 1992. The decline in foreign operating profit was due entirely to a $1.7 million decrease in European airfreight operating profit, which was partially offset by a $.9 million increase in Asia and Others airfreight operating profit and a $.4 million operating profit in Votainer's foreign operations.

     In Europe, five of the Company's seven wholly-owned subsidiaries reported lower operating results in 1993 when compared with 1992, including an operating loss incurred by the Company's German subsidiary. These declines are directly attributable to the continuing economic recession in most European countries, particularly Germany, and resulting competitive pricing pressures. The operating results in the Company's United Kingdom and Holland airfreight operations, which comprised 54% of 1993 European revenues and 90% of 1993 European operating profit, were largely unchanged from 1992.


     1992 Compared to 1991
     Worldwide Operations:
     --------------------
     Consolidated revenues increased $70.3 million (11.7%) to $672.3 million in 1992 compared with 1991. The increased revenues were largely attributable to a 5.7% increase in the number of shipments and a 16.7% increase in the total weight of cargo shipped. Additionally, when converting foreign currency revenues into U.S. dollars for financial reporting purposes, the effect of a weaker U.S. dollar accounted for approximately $9.3 million of the increase in revenues.

     Gross profit (revenues less transportation expense) increased $24.5 million (12.4%) to $222.3 million in 1992 compared with 1991 due to the increase in the number of shipments and the total weight of cargo shipped. Gross margin (gross profit as a percentage of revenues) for 1992 was 33.1%, compared to 32.8% for 1991. Of the Company's internal operating expenses (terminal and selling, general and administrative expenses), terminal expense increased $8.6 million (8.2%) to $113.2 million while selling, general and administrative expense increased $9.3 million (13.6%) to $77.8 million. The higher internal operating expense was due to increases in shipping volumes, higher advertising and promotional expense and increased employee compensation.




















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Operating income increased $6.6 million (26.8%) to $31.3 million in 1992 compared with 1991. This increase was attributable to the increased number of shipments and weight of cargo shipped and a decline in internal operating expense as a percentage of revenues to 28.4% in 1992 from 28.8% in 1991.

     Net interest expense for the year ended December 31, 1992 declined $0.4 million (14.9%) to $2.2 million compared with 1991. The decrease reflected the conversion in April 1992 of the Company's 11.15% Convertible Subordinated Notes due 1999 in the principal amount of $20.0 million into 2,045,407 shares of Common Stock, which shares were then repurchased by the Company.

     The effective tax rate for 1992 was 37.6% compared to 39.9% for 1991. The lower tax rate was due to higher levels of pre-tax income in 1992, which reduced the impact of nondeductible expenses on the effective tax rate and lower statutory tax rates in four countries where the Company operates.

     United States Operations:
     ------------------------
     United States revenues increased $23.2 million (9.4%) to $270.6 million in 1992 compared with 1991. The increase in United States revenues was attributable to a 4.0% increase in the number of shipments and a 14.3% increase in the total weight of cargo shipped. The increases in the number and total weight of shipments resulted in an increase in operating income of $1.0 million (11.9%) to $9.0 million in 1992 compared with 1991.

     Foreign Operations:
     ------------------
     Foreign revenues increased $47.1 million (13.3%) to $401.7 million in 1992 compared with 1991. European revenues for 1992 increased $25.5 million (11.9%) to $241.0 million and Asia and other revenues increased $21.6 million (15.5%) to $160.6 million. A 7.4% increase in the number of shipments and a 18.1% increase in the total weight of cargo shipped accounted for approximately $18.9 million (40.0%) of the increase, while stronger European currencies accounted for approximately $6.6 million (14.0%) of the increase when the Company's European revenues were converted into U.S. dollars for financial reporting purposes. The increase in the Asia and other revenues was primarily due to a 6.4% increase in the number of shipments and a 20.4% increase in the total weight of cargo shipped.

     Foreign operating income increased $5.6 million (34.0%) to $22.2 million in 1992 compared with 1991. The increase was due to a $3.5 million (34.1%) increase in European operating income and a $2.2 million (33.9%) increase in the Asia and other sector. All six of the Company's wholly-owned subsidiaries in Europe (Belgium, France, Germany, Holland, Ireland and the United Kingdom) reported improved results for 1992. In particular, the Company's operations in the United Kingdom and Holland accounted for approximately 53.9% of its European revenue and 78.2% of its European operating income.





















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Item 8.  Financial Statements and Supplementary Data
              -------------------------------------------
     The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth at the pages indicated in Item 14(a) of this Annual Report.

     Item 9.  Changes in and Disagreements with Accountants
              ---------------------------------------------
              on Accounting and Financial Disclosures
              ---------------------------------------
     None.


     Part III
     --------
     Item 10.  Directors and Executive Officers of the Registrant
               --------------------------------------------------
     The Company's definitive Proxy Statement to be issued in conjunction with the 1994 Annual Meeting of Shareholders is incorporated herein by reference. The Company believes that, during 1993, its officers and directors complied with all filing requirements under Section 16(a) of The Securities Exchange Act of 1934, as amended.


     Item 11.  Executive Compensation
               ----------------------
     The Company's definitive Proxy Statement to be issued in conjunction with the 1994 Annual Meeting of Shareholders is incorporated herein by reference.


     Item 12.  Security Ownership of Certain Beneficial Owners and
               ---------------------------------------------------
               Management
               ----------
     The Company's definitive Proxy Statement to be issued in conjunction with the 1994 Annual Meeting of Shareholders is incorporated herein by reference.


     Item 13.  Certain Relationships and Related Transactions
               ----------------------------------------------
     The Company's definitive Proxy Statement to be issued in conjunction with the 1994 Annual Meeting of Shareholders is incorporated herein by reference.





























     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     Part IV
     -------

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               ----------------------------------------------------
               on Form 8-K
               -----------
     (a) The following documents are filed as a part of this report on Form
     10-K.

         (1)  Financial Statements:                                    Page
              --------------------                                     ----

          Report of Independent Public Accountants                      F-1

          Consolidated Balance Sheets as of December 31, 1993 and 1992. F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1993, 1992 and 1991.                             F-3

          Consolidated Statements of Stockholders' Investment for the
          years ended December 31, 1993, 1992 and 1991.                 F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1993, 1992 and 1991.                             F-5

          Notes to Consolidated Financial Statements                    F-6


         (2)  Financial Statement Schedules:
              -----------------------------

          Schedule VIII - Valuation and Qualifying Accounts.           F-21

          Schedule IX -  Short-term Borrowings.                        F-22

         All other financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Company's Consolidated Financial Statements or Notes thereto.

         Separate financial statements of the Company have been omitted since less than 25% of the net assets of its subsidiaries and equity investments are formally restricted from being loaned, advanced or distributed to the holding company.





























     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

     (3) Exhibits required to be filed by Item 601 of Regulation S-K.

         3a. Certificate of Incorporation, as amended through July 24,
             1993.

          b. The Bylaws, as amended through March 22, 1992. (Incorporated herein reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed March 22, 1992)

         4a. Indenture, dated as of January 15, 1993, between the Company and The Bank of New York, as Trustee. (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated February 2, 1993)

          b. Specimen Convertible Subordinated Debenture. (Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-3, dated December 22, 1992)

          c. Specimen certificate representing the Common Stock.
             (Incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-3, dated December 22, 1992)

         10. Material Contracts:

          a. Employment Agreement, effective January 1, 1986, between the Company and Hendrik J. Hartong, Jr. (Incorporated herein by reference to Exhibit 10(iii) to the Company's Current Report on Form 8-K, filed March 22, 1992)

          b. Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann. (Incorporated herein by reference to Exhibit 10(iv) to the Company's Current Report on Form 8-K filed March 22, 1991)

          c. Non-Qualified Stock Option Agreement, dated January 14, 1988, between the Company and Mr. Hartong. (Incorporated herein by reference to Exhibit 10(vi) to the Company's Current Report on Form 8-K filed March 2, 1990)

          d. Non-Qualified Stock Option Agreement, dated June 20, 1984, between the Company and Mr. Rohrmann. (Incorporated herein by reference to Exhibit 10(ii) to the Company's Report on Form 8-K filed March 22, 1991)

          e. Non-Qualified Stock Option Agreement, dated January 19, 1988, between the Company and Mr. Rohrmann. (Incorporated by reference herein to Exhibit 10(vii) the Company's Report on Form 8-K filed March 2, 1990)

          f. Air Express International Corporation Employees' 1981 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K, dated April 12, 1985.




















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

          g. Air Express International Corporation 1984 International Employees' Stock Option Plan.

          h. Loan Agreement, dated as of December 31, 1981, between the Company and the Connecticut Development Authority, as amended. (Incorporated by reference herein to Exhibit 10(i) to the Company's Report on Form 8-K filed March 22, 1991)

          i. Lease Agreement, entered into in June 1986, between the Company and The Port Authority of New York and New Jersey for Hangar 5, John F. Kennedy Airport.

          j. Air Express International Corporation Employees' 1991 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1991. (Incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to the stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991)

          k. Credit Agreement, dated as of September 17, 1993, among the Company, the Guarantors named therein and Pittsburgh National Bank. (Incorporated herein by reference to Exhibit 4(e) of the Company's Registration Statement on Form S-3, dated December 22, 1992)

         21. List of Subsidiaries of the Registrant.  Exhibit 21.

         23. Consent of Independent Public Accountants.  Exhibit 23.

         All other exhibits are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (b)     Reports on Form 8-K:

     None.






































     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      AIR EXPRESS INTERNATIONAL CORPORATION
                                                         Registrant




                                   By: /s/        Dennis M. Dolan
                                       ------------------------------------
                                       Dennis M. Dolan
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



                                   By: /s/        Walter L. McMaster
                                       ------------------------------------
                                       Walter L. McMaster
                                       Vice President and Controller
                                       (Principal Accounting Officer)







     Date:  March 25, 1994



































     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                   Title                      Date
        ---------                   -----                      ----



        /s/ John M. Fowler          Director              March 30, 1994
        ---------------------------
           (John M. Fowler)




        /s/ Hendrik J. Hartong, Jr. Chairman of the Board
        --------------------------- of Directors          March 30, 1994
          (Hendrik J. Hartong, Jr.)



        /s/ Leo T. Heessels         Director              March 30, 1994
        ---------------------------
           (Leo T. Heessels)




        /s/ Donald J. Keller        Director              March 30, 1994
        ---------------------------
           (Donald J. Keller)



        /s/ Andrew L. Lewis IV      Director              March 30, 1994
        ---------------------------
           (Andrew L. Lewis IV)




        /s/ Richard T. Niner        Director              March 30, 1994
        ---------------------------
           (Richard T. Niner)



        /s/ Guenter Rohrmann        President, Chief
        --------------------------- Executive Officer, andMarch 30, 1994
           (Guenter Rohrmann)       Director (Principal
                                    Executive Officer)




















     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholders and Board of Directors of Air Express International Corporation:


     We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  ARTHUR ANDERSEN & CO.


     New York, New York
     March 25, 1994






















                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                     AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE  SHEETS
                                   DECEMBER 31, 1993 AND 1992
      (Dollars in thousands)
                                                              1993            1992
                                                            -------         -------
      Assets

      Current assets:
       Cash and cash equivalents                            $55,063          $14,113
       Short-term investments                                10,109                -
       Accounts receivable (less allowance for
        doubtful accounts of $2,846  and $1,759)            150,969          128,582
       Other current assets                                   3,224            4,090
                                                           --------         --------
          Total current assets                              219,365          146,785
      Investment in unconsolidated affiliates                 7,595            7,431
      Property, plant and equipment (less accumulated
        depreciation and amortization of $34,096
        and $30,122)                                         27,323           26,777
      Deposits and other assets                               4,604            3,323
      Goodwill (less accumulated amortization
        of $4,674 and $3,843)                                37,331           25,420
                                                           --------         --------
          Total assets                                     $296,218         $209,736
                                                           ========         ========
      Liabilities and stockholders' investment

      Current liabilities:
       Current portion of long-term debt                   $  1,509         $  4,514
       Revolving credit note                                      -            5,000
       Bank overdrafts payable                                  594            1,911
       Transportation payables                               69,640           59,361
       Accounts payable                                      27,967           29,962
       Accrued liabilities                                   28,250           25,482
       Income taxes payable                                  10,587            9,648
                                                           --------         --------
          Total current liabilities                         138,547          135,878
       Long-term debt                                        78,464            7,120
       Deferred income taxes                                  1,088            1,361
                                                           --------         --------
          Total liabilities                                 218,099          144,359

      Stockholders' investment:
       Capital stock -
       Preferred (authorized 1,000,000 shares,
         none outstanding)                                        -                -
       Common, $.01 par value (authorized 40,000,000
         shares, issued 13,711,333 and 13,654,702 shares)       137              137
       Capital surplus                                       41,251           40,835
       Cumulative translation adjustments                   (12,282)         (10,759)
       Retained earnings                                     88,657           73,453
                                                           --------         --------
                                                            117,763          103,666

       Less: 2,167,773 and 2,099,835 shares of treasury
           stock, at cost                                   (39,644)         (38,289)
                                                           --------         --------
          Total stockholders' investment                     78,119           65,377
                                                           --------         --------
          Total liabilities and stockholders' investment   $296,218         $209,736
                                                           ========         ========

      See Notes to Consolidated Financial Statements.



                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B


                     AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

      (Dollars in thousands, except per share data)

                                                    1993          1992        1991
                                                  --------      -------     -------
      Revenues                                    $725,719     $672,287   $ 601,939
      Operating expenses:
       Transportation                              496,459     450,004      404,205
       Terminal                                    119,814     113,203      104,603
       Selling, general and administrative          78,075      77,801       68,462
                                                  ---------    --------   ---------
                                                   694,348     641,008      577,270
                                                  ---------    --------   ---------
       Operating income                             31,371      31,279       24,669

      Other income (expense)
       Interest expense, net                        (3,698)     (2,179)      (2,560)
      Other, net                                       308         783          843
                                                  ---------    --------   ---------
                                                    (3,390)     (1,396)      (1,717)
                                                  ---------    --------   ---------
      Income before provision for income
        taxes and extraordinary item                27,981      29,883       22,952

      Provision for income taxes                    10,641      11,250        9,167
                                                  ---------    --------   ---------
      Income before extraordinary item              17,340      18,633       13,785

      Extraordinary item - tax effect
       of utilization of net operating
       loss carryforwards                                -           -          151
                                                  ---------    --------   ---------
      Net income                                  $ 17,340     $18,633    $  13,936
                                                  =========    ========   =========

      Income per common share, primary:
       Income before extraordinary item           $   1.48     $  1.62    $    1.20
       Extraordinary item                                -           -          .01
                                                  ---------    --------   ---------
      Net income                                  $   1.48     $  1.62    $    1.21
                                                  =========    ========   =========
      Income per common share, fully diluted:
       Income before extraordinary item           $    1.46    $  1.62    $    1.12
      Extraordinary item                                 -           -          .01
                                                  ---------    --------   ---------
      Net income                                  $   1.46     $  1.62    $    1.13
                                                  =========    ========   =========



      See Notes to Consolidated Financial Statements.











                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B



                                    AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                             Cumulative
                                               Common Stock      Capital     Translation    Retained      Treasury
                                            Shares     Amount    Surplus     Adjustments    Earnings        Stock      Total
                                            ------     ------    -------     -----------    --------      ----------  -------
(Dollars in thousands)
Balance, December 31, 1990             11,754,930     $  118    $  19,221     $ (7,472)     $43,184     $ (2,626)    $  52,425

  Exercise of common stock options         95,570          1          593            -            -          (22)          572
  Retirement of treasury stock           (583,790)        (6)      (2,642)           -            -        2,648             -
  Translation of foreign currency
    financial statements                        -          -            -         (863)           -            -          (863)
  Dividends declared ($.12 per share)           -          -            -            -         (800)           -          (800)
  Net income for the year                       -          -            -            -       13,936            -        13,936

                                      -----------     ------    ---------     --------      --------    --------     ---------
Balance, December 31, 1991             11,266,710        113       17,172       (8,335)      56,320            -        65,270

  Exercise of common stock options        342,585          4        3,683            -            -         (704)        2,983
  Additional issue                      2,045,407         20       19,980            -            -            -        20,000
  Translation of foreign currency
    financial statements                        -          -            -       (2,424)           -            -        (2,424)
  Purchase of treasury shares                   -          -            -            -            -      (37,585)      (37,585)
  Dividends declared ($.145 per share)          -          -            -            -       (1,500)           -        (1,500)
  Net income for the year                       -          -            -            -       18,633            -        18,633

                                      -----------     ------    ---------     --------      --------    --------     ---------
Balance, December 31, 1992             13,654,702        137       40,835      (10,759)      73,453      (38,289)       65,377

  Exercise of common stock options         54,418          -          378            -            -                        378
  Purchase of treasury stock                    -          -            -            -            -       (1,355)       (1,355)
  Translation of foreign currency
    financial statements                        -          -            -       (1,523)           -            -        (1,523)
  Issuance of common stock for previous
   year's stock bonus plan                  2,213          -           38            -            -            -            38
  Dividends declared ($.185 per share)          -          -            -            -       (2,136)           -        (2,136)
  Net income for the year                       -          -            -            -       17,340            -        17,340

                                      -----------     ------    ---------     --------      --------    --------     ---------
Balance, December 31, 1993             13,711,333     $  137    $  41,251     $(12,282)     $88,657     $(39,644)    $  78,119
                                      ===========     ======    =========     ========      ========    ========     =========

See Notes to Consolidated Financial Statements.



















                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B


                     AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
      (Dollars in thousands)

                                                              1993       1992       1991
                                                             -----      -----      -----
      Cash flows from operating activities:
        Net income                                          $17,340    $18,633   $ 13,936
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                      5,333      6,256      4,660
           Amortization of goodwill                             973        798        825
           Deferred income taxes                                (18)      (611)       172
           Undistributed (earnings) losses of affiliates       (140)       196        (24)
           Gain on sales of assets, net                        (116)       (46)      (159)
           Other, net                                        (1,807)     1,115        674

           Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net   (6,439)    (8,649)    (5,087)
           Decrease (increase) in other current assets        1,415     (1,588)      (659)
           Increase (decrease) in transportation payables     2,005      6,947       (406)
           Increase (decrease) in accounts payable           (7,788)     3,806         72
           Increase (decrease) in accrued liabilities           719      1,131      3,508
           Increase (decrease) in income taxes payable          873       (280)     3,324
                                                            --------   --------  --------
             Total adjustments                               (4,990)     9,075      6,900
                                                            --------   --------  --------
           Net cash provided by operating activities         12,350     27,708     20,836
                                                            --------   --------  --------
      Cash flows from investing activities:
        Business acquisitions, net of cash acquired         (12,825)         -          -
        Purchase of short-term investments                  (10,109)         -          -
        Gains (losses) from hedging activities                  668        142       (538)
        Proceeds from sales of assets                           353      1,053        227
        Capital expenditures                                 (4,924)   (15,189)    (6,768)
        Investment in affiliates                                (63)      (424)      (779)
                                                            --------   --------  --------
           Net cash used in investing activities            (26,900)   (14,418)    (7,858)
                                                            --------   --------  --------

      Cash flows from financing activities:
        Net borrowings (repayments) under revolving
         credit agreement                                    (5,000)     5,000          -
        Net borrowings (repayments) in bank overdrafts
         payable                                             (1,454)     1,733       (810)
        Additions to long-term debt                          72,414      6,856        311
        Payment of long-term debt                            (7,644)   (23,969)    (3,872)
        Issuance of common stock                                416     23,687        572
        Payment of cash dividends                            (1,963)    (1,395)      (500)
        Purchase of treasury stock                           (1,355)   (38,289)         -
                                                            --------   --------  --------
           Net cash (used) provided in financing activities  55,414    (26,377)    (4,299)
                                                            --------   --------  --------

      Effect of foreign currency exchange rates on cash          86       (685)      (683)
                                                            --------   --------  --------
      Net increase (decrease) in cash and cash equivalents   40,950    (13,772)     7,996

      Cash and cash equivalents at beginning of year         14,113     27,885     19,889
                                                            --------   --------  --------

      Cash and cash equivalents at end of year              $55,063    $14,113   $ 27,885
                                                            ========   ========  ========

      See Notes to Consolidated Financial Statements.


                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Dollars in thousands,
     except per share data)

     (1)  Summary of Significant Accounting Policies:
          ------------------------------------------
     Principles of Consolidation -
     ---------------------------
     The consolidated financial statements include the accounts of Air Express International Corporation and its majority-owned subsidiaries (the "Company"), all of which conduct operations in a single line of business, freight forwarding. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for using the equity method.

     With the exception of entities operating in highly inflationary economies, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded in a separate component of stockholders' investment, "Cumulative Translation Adjustments." Translation gains or losses of the Company's entities which operate in highly inflationary economies are included as a component of other income.

     Method of Revenue Recognition -
     -----------------------------
     International revenues for the transportation of international freight are recognized at the time the freight has been exported from the country of origin via commercial carrier. The corresponding transportation costs charged by the commercial carriers are recognized concurrently with the freight revenues. Destination delivery costs are recognized as incurred and subsequently billed to consignees, except door-to-door cargo movements which are accrued concurrently with freight revenue recognition.

     Domestic revenues for the transportation of freight within the U.S. are recognized on the day freight departs the Company's terminal of origin. Transportation costs and destination delivery costs are recognized concurrently with freight revenues.

     Property and Equipment -
     ----------------------
     The Company provides depreciation and amortization on the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

                                                     Estimated Useful Life
                                                    -----------------------
         Buildings and improvements                         25-40 years
         Furniture and fixtures                              3-10 years
         Automotive equipment                                3-5  years
         Terminal and data processing equipment              3-10 years
         Leasehold improvements                    Life of lease or estimated
                                                     useful life, if shorter








                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued


     Goodwill -
     --------
     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over a period of 40 years.

     Cash and Cash Equivalents -
     -------------------------
     Cash and Cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

     Short-Term Investments -
     ----------------------
     Short-term investments consist of highly liquid U.S. Government instruments with original maturities in excess of three months and are carried at cost, which approximates market.

     Reclassification and Restatement -
     --------------------------------
     Certain prior year amounts have been reclassified to conform with the current year presentation. Additionally, all share and per share information has been restated to reflect a three-for-two split of the Company's common stock (See Note 2).

     (2)  Common Stock Split:
          ------------------
     On June 25, 1992, the Company's Board of Directors declared a three-for-two split of the Company's common stock, payable in the form of a stock dividend. The additional shares were distributed on July 31, 1992 to shareholders of record on July 13, 1992. Accordingly, all share and per share information throughout the consolidated financial statements has been restated to reflect this split.

































                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued

     (3)  Earnings Per Share:
          ------------------
     Primary earnings per share are computed by dividing net income by the weighted average common and common equivalent shares outstanding during the year. In 1993 and 1991, fully diluted earnings per share have been calculated assuming the conversion of the convertible subordinated securities outstanding in those years, and the elimination of interest expense, net after tax, which approximates $2.7 million and $1.5 million, respectively.

     The primary and fully diluted earnings per share and number of common and common equivalent shares were as follows:


                                                     1993         1992         1991
                                                    ------       ------       ------
      Earnings per share:
           Primary                                  $ 1.48       $ 1.62      $  1.21
                                                    =======      =======     =======
          Fully diluted                             $ 1.46       $ 1.62      $  1.13
                                                    =======      =======     =======
      Common and common share
       equivalents (in thousands)

           Weighted average shares outstanding      11,553       11,346       11,228
           Common share equivalents                    139          167          271
                                                    -------      -------     -------
           Primary                                  11,692       11,513       11,499

           Shares issuable with respect to
             subordinated convertible securities
             and additional common share
             equivalents                             2,012            -        2,117
                                                    -------      -------     -------
           Fully diluted                            13,704       11,513       13,616
                                                    =======      =======     =======



     (4)  Business Acquisitions:
          ---------------------
     On July 1, 1993, the Company acquired Votainer, a Non-Vessel Operating Common Carrier specializing in ocean freight consolidation, for a purchase price of $11.3 million plus the assumption and payment of certain indebtedness of approximately $3.3 million to the seller. During the fourth quarter of 1993, for a total investment of approximately $4.0 million, the Company acquired 100% of the outstanding shares of its agent in Leeds, England, its joint venture in Switzerland, and the operating assets and business of an airfreight/trucking company in New Zealand. These acquisitions completed in 1993 resulted in an increase in goodwill in the amount of $13.9 million.






                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                         CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued

     (5)  Regional Operations:
          -------------------
     Revenues, operating income and identifiable assets are set forth below by geographic area. Revenues for international shipments are recorded in the country of origin. Certain prior year amounts have been reclassified to conform with the current year presentation. Domestic U.S.A. revenues represent airfreight forwarding only. International revenues represent airfreight forwarding for 1992 and 1991.

                                                    Year Ended December 31,
                                             -----------------------------------
                                               1993          1992         1991
                                             --------      --------     --------
      Revenues:

      U.S.A.
        Domestic                             $  35,051     $  28,835    $ 25,914
        International Exports                  273,414       241,781     221,478
                                             ---------     ---------    ---------
       Total U.S.A.                            308,465       270,616     247,392
                                             ---------     ---------    ---------
      Europe                                   237,242       241,035     215,495
      Asia and others                          180,012       160,636     139,052
                                             ---------     ---------    ---------
       Total foreign                           417,254       401,671     354,547
                                             ---------     ---------    ---------
      Total revenues                         $ 725,719     $ 672,287    $601,939
                                             =========     =========    =========
      Operating  income:

      U.S.A.                                 $   9,588     $   9,040    $  8,076
                                             ---------     ---------    ---------
      Europe                                    12,014        13,573      10,119
      Asia and others                            9,769         8,666       6,474
                                             ---------     ---------    ---------
       Total foreign                            21,783        22,239      16,593
                                             ---------     ---------    ---------
      Total operating income                 $  31,371     $  31,279    $ 24,669
                                             =========     =========    =========
                                                           December 31,
                                             -----------------------------------
                                                1993          1992         1991
                                             ---------     ---------    --------
      Identifiable assets:

      U.S.A.                                 $ 115,348     $  59,007    $ 64,051
                                             ---------     ---------    ---------
      Europe                                    96,706        84,193      91,277
      Asia and others                           76,569        57,858      44,949
                                             ---------     ---------    ---------
       Total foreign                           173,275       142,051     136,226
                                             ---------     ---------    ---------

       Investment in unconsolidated
        affiliates                               7,595         7,431       7,802
                                             ---------     ---------    ---------
      Total assets                           $ 296,218     $ 209,736    $208,079
                                             =========     =========    =========

     At December 31, 1993, net assets of foreign subsidiaries including intercompany accounts deemed to be long-term investments amounted to approximately $54.7 million.

                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued

     (6)  Property, Plant and Equipment:
          -----------------------------
     A summary of property, plant and equipment, at cost, is as follows:


                                                                December 31,
                                                           ----------------------
                                                            1993            1992
                                                           ------          ------
      Buildings and improvements                          $13,543         $13,126
      Leasehold improvements                                6,144           6,557
      Automotive equipment                                  4,328           3,291
      Furniture and fixtures                               10,121           8,853
      Terminal and data processing equipment               22,252          19,964
                                                          --------        -------
                                                           56,388          51,791
      Less accumulated depreciation and amortization       34,096          30,122
                                                          --------        -------
                                                           22,292          21,669
      Land                                                  5,031           5,108
                                                          --------        -------
      Property, plant and equipment, net                  $27,323         $26,777
                                                          ========        =======



     (7)  Revolving Credit Loan Agreement and Other Short-term
          ----------------------------------------------------
          Borrowing Facilities:
          --------------------
     The Company maintains a Revolving Credit Loan Agreement (the "Agreement") with a U.S. bank which provides for maximum borrowings of $20.0 million, or a defined borrowing base. The borrowing base is comprised of certain United States eligible receivables, which had a gross value of $31.0 million at December 31, 1993. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus 2%. The commitment fee for the unused portion of the credit facility is .375% per annum.

     The Agreement contains restrictions and limitations relating to working capital, dividends, investments, capital expenditures, and other borrowings. The Agreement also contains affirmative covenants relating to adjusted tangible net worth, ratio of non-subordinated debt to adjusted tangible net worth, and a minimum required current ratio of 1:1. The Company is in compliance with all the conditions of the Agreement. Payments of cash dividends and the purchase of treasury stock are limited to 50% of consolidated net income earned after September 30, 1992. Accordingly, $6.9 million was available at December 31, 1993 for payments of cash dividends, and purchase of treasury stock. At December 31, 1993 there was no borrowing under this revolving credit agreement.

     In addition to the above, a number of the Company's foreign subsidiaries have unsecured short-term overdraft facilities with foreign banks which total $12.1 million at December 31, 1993. The largest single facility, extended to the Company's German subsidiary, was $3.7 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1993, outstanding borrowings from these facilities were $.6 million.



                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued

     (8)  Long-Term Debt:
          --------------
     Long-term debt consists of the following:

                                                                 December 31,
                                                            ----------------------
                                                             1993          1992
                                                            ------        -------
      Senior Notes, bearing interest of 12.1%,
        $3.2 million payable on December 31, 1993         $     -         $ 3,200
      Convertible Subordinated Debentures
        due 2003, bearing interest at 6%, net of
        unamortized discount of $2,121                     72,629               -
      Industrial Development Bonds, payable in
        quarterly installments through 1995, at
        an interest rate of 67.5% of prime                    482             828
      Mortgage Australia - principal of $110 paid
        quarterly through 2002, bearing interest
         at 10.2 % payable monthly                          3,752           4,542
      Mortgage Holland - principal of $49 paid
        quarterly through 2002, bearing interest
         at 8.51%                                           1,761           2,090
      Other long-term debt                                  1,349             974
                                                          --------        --------
                                                           79,973          11,634
      Less current portion                                 (1,509)         (4,514)
                                                          --------        --------
                                                          $78,464         $ 7,120
                                                          ========        ========


     The maturities of long-term debt are as follows:

                       Year Ending                        Principal
                       December 31,                        Amount
                       ------------                       --------
                           1994                           $ 1,509
                           1995                             1,063
                           1996                               913
                           1997                               793
                           1998-2003                       75,695
                                                          --------
                                                          $79,973
                                                          ========

     The Industrial Development Bonds are secured by land and a building with a net book value of $4.3 million at December 31, 1993. The Company is in compliance with all the covenants and conditions of the Industrial Development Bonds.

     The Australia mortgage is secured by land and building with a net book value of $6.2 million at December 31, 1993, used in the operations of the Company's Australia subsidiary.

     The Holland mortgage is secured by land and building in Venlo, Holland, with a net book value of $2.5 million at December 31, 1993.

     On January 28, 1993, the Company issued and sold $74.8 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2003 (the "Debentures") and received net

                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued

     (8)  Long-Term Debt - continued:
          --------------------------
     (after commissions and expenses) receipts from the sale of the Debentures of $72.5 million (before deduction of expenses). The Debentures are convertible into Common Stock of the Company through maturity, unless previously redeemed, at $34.0625 per share, subject to adjustment.

     Interest on the Debentures is payable on January 15 and July 15, commencing July 15, 1993.

     The Debentures are not redeemable prior to January 15, 1996. Thereafter, the Debentures will be redeemable on at least 30 days' notice at the option of the Company, in whole or in part at any time, initially at 104.2% and at decreasing prices thereafter to 100% at maturity, in each case together with accrued interest. The Debentures also may be redeemed at the option of the holder if there is a Fundamental Change (as defined) at declining redemption prices, subject to adjustment, together with accrued interest.

     The net proceeds were used, in part, to repay outstanding revolving credit balances, and for general corporate purposes, which may include additions to working capital, enhancement of facilities and operations, and possible acquisitions of other companies in the same or related businesses.

     At December 31, 1993, the fair value of the Company's long-term debt amounted to $78.4 million compared to the carrying amount of $80 million. The difference was attributable to the Debentures. The fair value was based upon quoted market prices.

     Interest expense on long-term debt for the years ended December 31, 1993, 1992 and 1991 was $5.7 million, $2.4 million and $3.5 million, respectively.

     (9)  Common Stock Option Plans:
          -------------------------
     The 1981 Employees' Incentive Stock Option Plan authorized the granting of stock options to officers and employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. There were 154,051 options outstanding, of which 129,158 were exercisable at December 31, 1993. There are no options available for future grant under this plan.

     The 1984 International Employees' Stock Option Plan ("International Plan") authorizes the granting of stock options to officers and employees at prices equal to or greater than the fair market value of the common stock on the date of grant. There were 255,532 options outstanding, of which 14,249 were exercisable at December 31, 1993. Options for 69,947 shares were available for future grant at December 31, 1993, under this plan.
















                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued


     The 1991 Employees' Incentive Stock Option Plan, authorizes the granting of stock options and or stock appreciation rights ("SAR'S") to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. There were 231,657 options outstanding, of which 10,657 were exercisable at December 31, 1993. Options for 513,375 shares were available for future grant at December 31, 1993, under this plan. To date no SAR'S have been granted.

     At December 31, 1993, 1,224,562 shares of common stock were reserved for issuance pursuant to the Company's option plans.

     Option activity is summarized as follows:



                                                       1993                1992
                                                     -------             -------
      Options outstanding, beginning of year         263,971             612,273
      Options granted                                448,000              12,750
      Options exercised                              (54,418)           (342,585)
      Options canceled or expired                    (16,313)            (18,467)
                                                       -----               ------
      Options outstanding, end of year               641,240             263,971
                                                       =====               ======
      Exercise price of options exercised          $5.89 - $10.83     $2.67 - $10.83
      Exercise price of options outstanding,
       end of year                                 $6.39 - $27.75     $5.89 - $23.00



































                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                           STATEMENTS
                                                            Continued

     (10)  Income Taxes:
           ------------
     The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Foreign subsidiaries file separate corporate income tax returns in their respective countries.

     The components of income before provision for income taxes and extraordinary item, and the current and deferred components of the provision for income taxes were as follows:

                                                        Years Ended December 31,
                                                    ------------------------------
                                                      1993        1992      1991
                                                    --------    --------  -------
      Income before provision for income
       taxes and extraordinary item:
             U.S.                                   $ 7,702     $ 4,687   $  4,641
             Foreign                                 20,279      25,196     18,311
                                                    --------    --------  --------
                                                    $27,981     $29,883   $ 22,952
                                                    ========    ========  ========
       Current provision:
             U.S. Federal                           $ 3,227     $ 1,477   $  1,425
             Foreign                                  7,041       8,900      7,396
             State                                      688         529        306
                                                    --------    --------  --------
                                                     10,956      10,906      9,127
                                                    --------    --------  --------
        Deferred provision:
             U.S. Federal                              (337)        339        302
             Foreign                                     80           5       (262)
             State                                      (58)          -          -
                                                    --------    --------  --------
                                                       (315)        344         40
                                                    --------    --------  --------
      Total provision for income taxes              $10,641     $11,250   $  9,167
                                                    ========    ========  ========


     The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:


                                                        Years Ended December 31,
                                                     ----------------------------
                                                      1993       1992        1991
                                                     ------     ------      ------
      Net change in allowance for doubtful
        accounts and other reserves                  $(574)      $(725)     $ 157
      Undistributed earnings of unconsolidated
        affiliates                                     (34)         64        (12)
      Accelerated depreciation                         681         756       (303)
      Net unrealized foreign exchange gains           (388)        249        198
                                                     ------      ------     ------
                                                     $(315)      $ 344      $  40
                                                     ======      ======     ======

                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                             NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued

     (10)  Income Taxes - continued:
           ------------------------
     The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991 is attributable to the following:

                                                        Years Ended December 31,
                                                    -------------------------------
                                                      1993        1992       1991
                                                    --------    --------   --------
      Income before provision for income
       taxes and extraordinary item                 $27,981     $ 29,883   $ 22,952
                                                    ========    =========  ========
      Tax provision computed at statutory rate      $ 9,793     $ 10,161   $  7,804

      Increases (reductions) in tax provision
       due to:
         Net operating losses for which no tax
             benefit has been recognized                589          207        444
         Goodwill amortization                          271          288        237
         Other nondeductible expenses                   359          369        497
         Foreign income taxed at different rates       (781)        (426)      (302)
         State income tax, net of Federal tax
             benefit                                    630          529        306
         Other, including effect of rate changes       (220)         122        181
                                                    --------    ---------  --------
      Total provision for income taxes              $10,641     $ 11,250   $  9,167
                                                    ========    =========  ========


     For tax reporting purposes, the Company and its subsidiaries had available, dependent upon future taxable income, the following net operating loss carryforwards and foreign tax credits as of December 31, 1993:

                   Expiring In     Net Operating Losses        Foreign Tax Credit
                   -----------     --------------------        ------------------
                      1995              $     -                    $   303
                      1997                  789                          -
                      1998                  631                          -
                      1999                   88                          -
                      2000                   61                          -
                      2001                  107                          -
                      No Expiration       8,247                          -
                                        -------                    -------
                                        $ 9,923                    $   303
                                        =======                    =======

     The net operating losses consist of $4,564 incurred by the Pandair companies prior to the December 23, 1987 acquisition and $1,735 incurred by Votainer companies prior to the July 1, 1993 acquisition. Future utilization of Pandair and Votainer losses will be treated as a reduction of goodwill. The use of any loss carryforwards or foreign tax credits is dependent upon future taxable income in the applicable taxing jurisdiction.

     Tax returns for the years ended December 31, 1990, 1989 and 1988 are currently under examination by the Internal Revenue Service.

                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued


     (10)  Income Taxes - continued:
           ------------------------

     Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $66.5 million at December 31, 1993.

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The new standard requires that an asset and liability approach be applied in accounting for income taxes.

     The adoption of SFAS 109 had no effect on current or prior years net income.

     The primary effects of the adoption of SFAS 109 on the balance sheet at December 31, 1992 was to create a deferred tax asset, net of a valuation reserve (which is included in "Deposits and Other Assets") and a deferred tax liability and current tax payable.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities were as follows:



                                                             December 31,
                                                         ------------------
                                                           1993       1992
                                                         -------    -------
      Deferred tax assets:
      Reserve for doubtful accounts and
       other operating reserves                          $   566    $    431
      Realized foreign exchange gain or loss                 298           3
      Net operating losses                                 4,138       3,497
      Foreign tax credits                                    303         944
      Depreciation                                           432       1,130
      Undistributed earnings of affiliates                    13           -
                                                         --------   --------
          Total deferred tax assets                        5,750       6,005
                                                         --------   --------
      Valuation allowance for deferred tax assets         (4,441)     (4,441)
                                                         --------   --------
          Net deferred tax asset                         $ 1,309    $  1,564
                                                         ========   ========
      Deferred tax liabilities:
      Realized foreign exchange gain or loss             $     -    $    136
      Depreciation                                            17          29
      Operating reserves                                   1,052       1,146
      Undistributed earnings of affiliates                     -          30
      Other                                                   19          20
                                                         --------   --------
          Total deferred tax liabilities                   1,088       1,361
                                                         --------   --------
      Net deferred tax (asset)                           $  (221)   $   (203)
                                                         ========   ========



                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued

     (11)  Retirement Plans:
           ----------------
     The Company maintains a 401 (k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $1.3 million in 1993, $1.2 million in 1992, and $1.1 million in 1991.

     Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. These amounts were determined by the union contracts, and the Company does not administer or control the funds in any way. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. The Company has been advised by the trustees of one multi-employer pension plan to which the Company contributes that the present value of the plan's vested benefits are significantly in excess of the plan's assets. In February 1994, the trustees further advised that, should the Company withdraw from this plan, the Company's estimated withdrawal liability would be approximately $1.2 million effective of February 1993. The Company continues to make contributions to this plan in accordance with the collective bargaining agreement between the Company and the union that sponsors the plan. If the Company withdraws from this plan, pursuant to negotiations with the union and the plan's trustees, the withdrawal liability will be determined as of the date of withdrawal and may be greater or less than $1.2 million. The Company has not made a determination to seek a negotiated withdrawal from this plan.

     One foreign subsidiary maintains a defined benefit pension plan (the "Plan") which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5% of their annual compensation to the Plan.

     The net periodic cost for the years ended December 31, 1993, 1992 and 1991 for the Plan are as follows:



                                                               December 31,
                                                      ----------------------------
                                                       1993       1992      1991
                                                      ------     ------    ------
      Service cost                                   $   495    $   713     $  694
      Interest cost                                      858        941        939
      Actual return on assets - losses (gains)        (3,820)    (1,597)    (1,646)
      Net amortization and deferral of actuarial
       gains (losses)                                  2,512        (57)        13
                                                     --------   -------     -------
      Net periodic pension cost                      $    45    $   -0-     $  -0-
                                                     ========   =======     =======




                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued

     (11)  Retirement Plans - continued:
           ----------------------------
     The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and no contributions were made by the Company to the Plan in 1993, 1992 nor 1991. The funded status of the Plan at December 31, 1993 and 1992 is summarized below:



                                                               December 31,
                                                            ------------------
                                                              1993      1992
                                                            -------   --------
      Actuarial present value of benefit obligation:
        Vested and non vested benefits                     $  5,732   $  5,350
                                                           ========   =========
        Accumulated benefit obligation                     $  5,732   $  5,350
        Effect of anticipated salary increases                5,025      4,263
                                                           --------   ---------
       Projected benefit obligation                          10,757      9,613
      Plan assets at fair market value                       15,241     11,819
                                                           --------   ---------
      Unrecognized net gain                                $  4,484   $  2,206
                                                           ========   =========



     The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                              December 31,
                                                      ----------------------------
                                                        1993      1992      1991
                                                      -------   --------  --------
      Discount rate                                     9 %      10 %       10 %
      Rate of increase in future compensation           6 %      10 %       10 %
      Long-term investment return                       9 %      11 %       11 %



     Many of the Company's other foreign subsidiaries maintain either defined benefit or defined contribution plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary, and the employee if the plan is contributory. For the years ended December 31, 1993, 1992 and 1991, pension expense for these plans approximated $2.3 million, $1.8 million and $1.6 million, respectively.

     The Company does not sponsor any material post-retirement benefits other than pensions. Post- employment benefits are insignificant.




                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                           NOTES TO
                                                          CONSOLIDATED
                                                           FINANCIAL
                                                           STATEMENTS
                                                           Continued

     (12)  Commitments and Contingencies:
           -----------------------------
     The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1993, the minimum annual rentals under these long-term leases were as follows:



                                     Year Ending
                                     December 31,              Amount
                                     ------------              ------
                                        1994                  $ 14,615
                                        1995                    12,439
                                        1996                     8,788
                                        1997                     6,131
                                        1998 and thereafter     14,075

     For the years ended December 31, 1993, 1992 and 1991, rental expense for assets leased under long-term operating lease agreements approximated $12.9 million, $12.5 million and $13.2 million, respectively.

     The Company is involved in various legal proceedings generally incidental to its business. While the result of any litigation contains an element of uncertainty, the Company presently believes that the outcome of any known pending or threatened legal proceeding or claim, or all of them combined, will not have a material adverse effect on its results of operations or consolidated financial position.

     (13)  Foreign Currency Translation:
           ----------------------------
     With the exception of highly inflationary economies, net foreign currency translation adjustments are not recognized in income for financial reporting purposes until the investment which gives rise to the translation adjustment is sold. From time to time, the Company enters into forward exchange contracts to hedge against foreign currency fluctuations. Included in cumulative translation adjustment are net after tax gains of $.1 million and $.4 million for 1993 and 1992, respectively.

     At December 31, 1993, the Company had forward hedge contracts maturing throughout 1994 to sell $12.8 million in various foreign currencies.

     During the years ended December 31, 1993, 1992 and 1991, the Company recognized gains or losses from foreign currency transactions and from certain translation adjustments which are included in other income (See Note 14).














                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                                            NOTES TO
                                                          CONSOLIDATED
                                                            FINANCIAL
                                                            STATEMENTS
                                                            Continued

     (14)  Other Income (Expense):
           ----------------------
     Other income (expense) consists of the following:

                                                      Year Ended December 31,
                                                    --------------------------
                                                     1993      1992       1991
                                                    ------    ------     -----
      Gain on sales of assets, net                  $ 116     $  46      $ 159
      Foreign exchange gains, net                     192       660        745
      Other, net                                        -        77        (61)
                                                    -----     ------     ------
                                                    $ 308     $ 783      $ 843
                                                    =====     ======     ======

     (15)  Statement of Cash Flows:
           -----------------------
     Interest and income taxes paid were as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   1993         1992       1991
                                                  ------       ------     -----
      Interest                                   $  3,389     $ 3,142   $ 3,917
      Income Taxes                               $ 10,716     $ 9,356   $ 5,312

     (16)  Quarterly Revenues and Earnings (Unaudited):
           -------------------------------------------

                                                           Quarter
                                           ----------------------------------------
                                             1st       2nd        3rd         4th
                                           -------   -------    -------     -------
      Year Ended December 31, 1993
      ----------------------------
         Revenues                        $ 153,344  $ 168,516  $ 192,071   $211,788
                                         =========  =========  =========   =========
         Operating income                $   5,877  $   9,496  $   7,427   $  8,571
                                         =========  =========  =========   =========
         Net income                      $   3,452  $   5,351  $   3,745   $  4,792
                                         =========  =========  =========   =========
         Income per common share:
           Primary                       $     .29  $     .46  $     .32   $    .41
                                         =========  =========  =========   =========
           Fully diluted                 $     .29  $     .44  $     .32   $    .40
                                         =========  =========  =========   =========
      Year Ended December 31, 1992
      ----------------------------
         Revenues                        $ 155,492  $ 170,479  $ 171,543   $174,773
                                         =========  =========  =========   =========
         Operating income                $   5,696  $   8,400  $   8,848   $  8,335
                                         =========  =========  =========   =========
         Net income                      $   3,229  $   5,088  $   5,303   $  5,013
                                         =========  =========  =========   =========
         Income per common share:
           Primary                       $     .28  $     .44  $     .45   $    .43
                                         =========  =========  =========   =========
           Fully diluted                 $     .27  $     .44  $     .45   $    .43
                                         =========  =========  =========   =========

                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

           AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
           -------------------------------------------------------

           SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
           --------------------------------------------------

           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
           ----------------------------------------------------



        (In thousands)
                                                                                               Net
                                             Balance at                                      Write-offs     Balance
                                             Beginning        Charges                        Charged to     at End
                                             of Period        to Income       Other(1)        Reserves      of Period
                                             ----------       ---------       --------       ----------     ---------
        Year ended December 31, 1993:
        ----------------------------
         Allowance for doubtful accounts       $  1,759       $   1,180      $   1,083        $  1,176        $2,846
                                               =========      =========      =========        ========        =======
        Year ended December 31, 1992:
        ----------------------------
         Allowance for doubtful accounts       $  1,966       $   1,577      $       -        $  1,784        $1,759
                                               =========      =========      =========        ========        =======
        Year ended December 31, 1991:
        ----------------------------
         Allowance for doubtful accounts       $  2,063       $   1,189      $       -        $  1,286        $1,966
                                               =========      =========      =========        ========        =======


        (1)      Addition to the allowance for doubtful accounts is attributable to business acquisitions which the
                 Company made during the year.





















                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------

                        SCHEDULE IX -- SHORT-TERM BORROWINGS
                        ------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
              ----------------------------------------------------


     (In thousands)


                                                              Weighted       Maximum       Average         Weighted
                                                              Average        Amount        Amount          Average
                                                 Balance at  Interest Rate  Outstanding   Outstanding    Interest Rate
                                                   End of    on Outstanding During the    During the     During the
        AMOUNTS PAYABLE TO BANKS (3)               Period       Balance       Period       Period (1)      Period (2)
        ------------------------                 ---------   -------------  ----------    -----------    -------------
        For the year ended December 31, 1993    $       -              -     $   7,275      $   4,847           5.5%
                                                =========      =========     =========      =========       =========
        For the year ended December 31, 1992    $   5,000           5.4%     $   8,525      $   2,585           6.0%
                                                =========      =========     =========      =========       =========
        For the year ended December 31, 1991    $       -              -     $       -      $       -              -
                                                =========      =========     =========      =========       =========

                         NOTES:

                         (1)    Average amount outstanding during the period is computed by dividing the total daily outstanding principal balances by the actual number of days in the period.

                         (2)    Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term outstanding borrowings.

                         (3)    The information is based on the borrowings of the United States only.




















                                       F-
     NYFS03...:\16\12316\0001\7120\FRM32894.P9B

                                  EXHIBIT INDEX
                                  --------------




     Exhibit                                         Sequential
       No.                 Description                 Page No.
     -------     ---------------------------------   ----------

       21        List of Subsidiaries of Registrant      43

       23        Consent of Independent Public
                 Accountants                             44




















































     NYFS03...:\16\12316\0001\7120\FRM32894.P9B