Form 10-K/A
period 1993-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-04-28
CIK 700674

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------

                              Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1993
                                     or
[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                       Commission file number: 1-8306
                                               ------

                   AIR EXPRESS INTERNATIONAL CORPORATION
- - ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             36-2074327
- - -------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                             120 Tokeneke Road
                         Darien, Connecticut  06820
                               (203) 655-7900
- - ---------------------------------------------------------------------------
(Address, Including Zip Code, and Telephone Number, Including Area Code, of
                 Registrant's Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
- - -------------------------------------  -----------------------------------
Common Stock, $.01 par value           American Stock Exchange<F1>
Convertible Subordinated Debentures    American Stock Exchange
Due 2003

        Securities registered pursuant to Section 12(g) of the Act:
                                    None
- - ---------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [x]   No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1994 was $240,189,046.

The number of shares of common stock outstanding as of March 24, 1994 was 11,570,549.

     _____________________
[FN]
<F1> 1. Effective April 5, 1994, the Common Stock ceased trading on the
     American Stock Exchange and commenced trading in the NASDAQ National Market System. Application has been made pursuant to Section 12(d) of the Securities Exchange Act of 1934 for withdrawal of the Common Stock from listing and registration on the American Stock Exchange.

                                INTRODUCTORY NOTE
                                -----------------
               This Amendment on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Air Express International Corporation (the "Company") for the fiscal year ended December 31, 1993 to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.

































































     NYFS03...:\16\12316\0001\27\FRM42594.L30

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               --------------------------------------------------
          (a)  DIRECTORS OF THE REGISTRANT
               ---------------------------

               The following table sets forth certain information concerning the directors of the Company as of April 20, 1994:

                                                                          Director
                                           Principal Occupation         Continuously
       Name                     Age       and Other Directorships           Since
       ----                     ---       -----------------------       ------------
       Hendrik J. Hartong, Jr.  55  Chairman of the Company since 1985      1985
                                    (Chief Executive Officer from 1985
                                    to 1989); General Partner since
                                    1985 of Brynwood Management and
                                    since 1988 of Brynwood Management
                                    II L.P., entities that serve,
                                    respectively, as managing general
                                    partner of Brynwood Partners
                                    Limited Partnership and Brynwood
                                    Partners II L.P., private
                                    investment partnerships. Director
                                    of Hurco Companies, Inc. and Arrow
                                    International, Inc.

       Guenter Rohrmann         55  President and Chief Executive           1985
                                    Officer of the Company since 1989
                                    (President and Chief Operating
                                    Officer from 1985 to 1989).

       John M. Fowler           45  Executive Vice President of             1985
                                    Travelers Inc. (formerly Primerica
                                    Corporation), New York, New York,
                                    since 1991 (Senior Vice President
                                    from 1986 to 1991).  Director of
                                    Transatlantic Holdings, Inc.

       Leo T. Heessels          70  Retired executive.  Director of         1989
                                    United Glass Works and DAF Leyland
                                    Truck Industries, both
                                    headquartered in Holland.

       Donald J. Keller         62  Chairman of the Board of B.             1990
                                    Manischewitz Company since March
                                    1993 (President, Co-Chief Executive
                                    Officer and a director from May
                                    1992 to March 1993); consultant and
                                    private investor from 1989 to May
                                    1992; President, Chief Operating
                                    Officer and a director of West
                                    Point Pepperell, Inc., a textile
                                    and apparel manufacturing and
                                    marketing company, from 1986
                                    through 1989.  Director of Sysco
                                    Corporation.












     NYFS03...:\16\12316\0001\27\FRM42594.L30



                                                                          Director
                                           Principal Occupation         Continuously
       Name                     Age       and Other Directorships           Since
       ----                     ---       -----------------------       ------------


       Andrew L. Lewis IV       37  President, KRR Partners L.P., a         1986
                                    private investment partnership,
                                    since July 1993; independent
                                    business consultant from July 1990
                                    to March 1993; Chief Executive
                                    Officer of Environmental Management
                                    Services, an environmental
                                    consulting firm, from 1988 to 1990.
                                    Director of Hurco Companies, Inc.
                                    and Independence Blue Cross of
                                    Philadelphia.

       Richard T. Niner         55  General Partner since 1985 of           1985
                                    Brynwood Management and since 1988
                                    of Brynwood Management II L.P.,
                                    entities that serve, respectively,
                                    as managing general partner of
                                    Brynwood Partners Limited
                                    Partnership and Brynwood Partners
                                    II L.P., private investment
                                    partnerships. Director of Arrow
                                    International, Inc., SL Industries,
                                    Inc., Wiltek, Inc., and Hurco
                                    Companies, Inc.



     COMMITTEES OF THE BOARD OF DIRECTORS

             The Board of Directors has an Executive Committee, an Audit Committee, a Compensation and Stock Option Committee and a Nominating Committee.

             The Executive Committee (consisting of Messrs. Hartong, Niner and Rohrmann) has all of the powers of the Board of Directors between meetings of the Board, subject to Delaware law.

             The Audit Committee (consisting of Messrs. Lewis, Keller and Niner) has the responsibility of meeting with the Company's independent accountants and internal auditors to review the plan, scope and results of the audits of the Company's annual financial statements and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. The Committee also recommends the appointment of the independent accountants for the ensuing year.

             The Compensation and Stock Option Committee (consisting of Messrs. Fowler, Hartong, Heessels and Keller) reviews and approves the compensation of officers, including the Chief Executive Officer, reviews and approves the Company's incentive compensation plans and administers the Company's stock option plans.

















     NYFS03...:\16\12316\0001\27\FRM42594.L30

             The Nominating Committee (consisting of Messrs. Fowler, Hartong and Niner, screens and selects candidates to stand for election as directors of the Company.

             During the fiscal year ended December 31, 1993, there were five meetings of the Board of Directors, three meetings of the Executive Committee and one meeting of each of the Audit Committee, the Compensation and Stock Option Committee and the Nominating
     Committee.   Each director attended more than 75% of the meetings of
     the Board of Directors and of each committee thereof on which he serves.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock. To the Company's knowledge, all reports required to be so filed by such persons have been filed on a timely basis. The Company believes that all of its directors and executive officers, and those persons who beneficially owned more than ten percent of the Company's Common Stock, complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1993.

     DIRECTOR COMPENSATION

             Each director who is not an officer of the Company receives a fee of $12,000 per year and $1,000 for each day of attendance at meetings of the Board of Directors or any committee thereof.

             Each director of the Company holds office for a term expiring at the next annual meeting of shareholders following his election and until his successor is duly elected and qualified.

         (b)     EXECUTIVE OFFICERS OF THE REGISTRANT
                 ------------------------------------
             Reference is made to the information with respect to executive officers of the Company set forth in Part I of this Annual Report on Form 10-K immediately following Item 4 - Submission of Matters to a Vote of Security Holders.

             Each officer of the Company holds office for a term expiring at the first meeting of the Board of Directors of the Company following the Annual Meeting of the Company's shareholders and until his successor is duly elected and has qualified.


























     NYFS03...:\16\12316\0001\27\FRM42594.L30

     ITEM 11.    EXECUTIVE COMPENSATION.
                 ----------------------
             Annual compensation paid to executive officers of the Company consists solely of salary and bonus. Officers also receive an allowance of $6,000 per year to defray automobile expenses but do not receive any other perquisites. Long-term compensation consists solely of the grant of stock options.


                           SUMMARY COMPENSATION TABLE

             The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company for each of the years in the three-year period ended December 31, 1993, to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer in all capacities in which they served:

                                                                 Long-Term     All other
                                                                  Compen-       Compen-
                                          Annual Compensation     sation       sation(1)
                                          -------------------    --------      ---------


                                                                Securities
                                                                Underlying
       Name and Principal                                         Options
            Position             Year       Salary     Bonus   (# of Shares)
       ------------------        ----       ------     -----   -------------
       Guenter Rohrmann -        1993     $400,000   $350,000      30,000    $ 14,150
         President and           1992      380,000    250,000         -        13,732
         Chief Executive         1991      360,000    200,000         -        13,333
         Officer
       Hendrik J. Hartong, Jr. - 1993     $250,000   $225,000      20,000    $ 14,150
         Chairman of             1992      240,000    125,000         -        13,372
         the Board               1991      225,000    100,000         -        13,333


       Robert J. O'Connell -     1993     $170,000   $ 60,000      15,000    $ 13,725
         Vice President-General  1992      160,000     45,000         -        12,300
         Manager-North America   1991      150,000     25,000         -        10,500

       Dennis M. Dolan -         1993     $130,000     50,000      10,000    $ 10,800
         Vice President - Chief  1992      120,000     25,000         -         8,700
         Financial Officer       1991      115,000     15,000         -         7,800


       Daniel J. McCauley -      1993     $120,000     20,000       5,000       7,956
         Vice President,         1992      111,000     10,000         -         4,725
         General Counsel         1991(2)    44,000       -         11,250(3)      -
         and Secretary
      ____________________

            (1)   Consists of contributions by the Company to its 401(k) Retirement Plan, which covers substantially all U.S.-based employees who are not covered by a collective bargaining agreement.  The Company contributes (i) a sum equal to 3% of the salary of each eligible employee and (ii) a further sum, not exceeding 3% of the employee's salary, equal to the amount, if any, contributed by the employee, subject to certain limitations imposed by the Internal Revenue Code.  A participant's interest in the Company's contributions to the plan vests at the rate of 20% for each of the first five years of service and is fully vested thereafter.

            (2)   Mr. McCauley commenced employment with the Company on August 1, 1991.

            (3)   Adjusted for a three-for-two stock split in 1992.

                           STOCK OPTION GRANTS IN 1993

             The following table sets forth information with respect to the grant of stock options during 1993 to the executive officers named in the Summary Compensation Table:


                                        Individual Grants
         ------------------------------------------------------------------------------

                                                   Percent of
                                                  Total Options                            Potential Realizable Value
                                                   Granted to     Exercise                 at Assumed Annual Rates of
                                    Granted(1)      Employees       Price     Expiration    Stock Price Appreciation
         Name                      (# of Shares    in 1993(2)     per Share      Date          for Option Term(3)
         -----------------------   ------------    ----------     ---------     ------     ------------------------
                                                                                               5%            10%
                                                                                           ----------    -----------
         Guenter Rohrmann             30,000          6.7%         $27.75      1/17/98      $230,100       $508,800

         Hendrik J. Hartong, Jr.      20,000          4.5%         $27.75      1/17/98      $153,400       $339,200

         Robert J. O'Connell          15,000          3.3%         $27.75      1/17/98      $115,050       $254,400

         Dennis M. Dolan              10,000          2.2%         $27.75      1/17/98      $ 76,700       $169,600

         Daniel J. McCauley            5,000          1.1%         $27.75      1/17/98      $ 38,350       $ 84,800

        -------------------------

        (1)   All options were granted at an exercise price equal to the market value on the date of grant.

        (2)   Options with respect to a total of 448,000 shares were granted to employees in 1993.  In addition,
              149,000 previously outstanding options (none of which was held by any of the executive officers named in the table) were repriced.

        (3)   Represents the potential appreciation of the options over their stated term of five-years, based upon assumed compounded rates of appreciation of 5% per year (equivalent to 27.6%) and 10% per year
              (equivalent to 61.1%).  The amounts set forth in these columns are not intended as forecasts of future appreciation, which is dependent upon the actual increase, if any, in the market price of the underlying shares, and there is no assurance that the amounts of appreciation shown in the table actually will be realized.
























     NYFS03...:\16\12316\0001\27\FRM42594.L30

                     AGGREGATE OPTION EXERCISES IN 1993 AND
                       OPTION VALUES AT DECEMBER 31, 1993

             The following table sets forth for each of the individuals named in the Summary Compensation Table, information with respect to the exercise of stock options during 1993 and holdings of unexercised options at the end of the year:


                                   Number of                          Number of
                                    Shares                         Shares Subject              Value of Unexercised
                                   Acquired       Value            To Unexercised                  In-the-Money
               Name               on Exercise  Realized(1)       Options at Year-End          Options at Year-End(1)
               ----               -----------  -----------    -------------------------    ---------------------------
                                                              Exercisable  Unexercisable    Exercisable    Unexercisable
                                                              -----------  -------------    -----------    -------------
      Guenter Rohrmann  . . . .        -            -           84,375         46,875        $1,121,513      $222,075

      Hendrik J. Hartong, Jr. .        -            -                -         20,000                 -             -

      Robert J. O'Connell . . .        -            -            5,625         15,000        $   75,881             -

      Dennis M. Dolan . . . . .        -            -           11,250         12,812        $   76,837      $ 18,109

      Daniel J. McCauley  . . .        -            -            5,625         10,625        $   50,906      $ 50,906
_____________________

(1)    Based on the excess of (i) the aggregate market value (closing price on the American Stock Exchange) on December 31,
       1993 over (ii) the aggregate exercise price.



     EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

               The Company is party to an employment agreement with each of Messrs. Rohrmann and Hartong that provides for an annual base salary and such annual bonus and incentive compensation as the Board of Directors may determine. The base salary is subject to review annually and currently is $420,000 in the case of Mr. Rohrmann and $260,000 in the case of Mr. Hartong. By its terms, each agreement will expire December 31, 1996, but the expiration date will be automatically extended to December 31, 1997 unless the Board of Directors elects, within sixty days after January 1, 1995, to terminate the agreement and to pay in a lump sum the balance of the base salary due thereunder through December 31, 1996. Each agreement further provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary due through the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is currently defined in each agreement as (i) the acquisition by any person, entity or group of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.













     NYFS03...:\16\12316\0001\27\FRM42594.L30

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               ---------------------------------------------------
               MANAGEMENT.
               ----------
               The following table sets forth as of April 20, 1994 (except as otherwise noted) information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:



                                                                       Percentage of
       Name and Address                             Shares Owned        Outstanding
       of Beneficial Owner                          Beneficially         Shares (1)
       -------------------                          ------------       ------------
       Neuberger & Berman (2)  . . . . . . . .         1,409,600           12.2%
        605 Third Avenue
        New York, New York 10158
       The Prudential Insurance Company
         of America (3)  . . . . . . . . . . .           632,916            5.5%
        Prudential Plaza
        Newark, New Jersey 08102-3777
       Quest Advisory Corp. (4)  . . . . . . .           685,175            5.9%
        1414 Avenue of the Americas
        New York, New York 10019
       Wellington Management Company (5) . . .           989,879            8.4%
        75 State Street
        Boston, Massachusetts 02109
       Hendrik J. Hartong, Jr. (6). . . .                715,724            6.2%
       Guenter Rohrmann (7)  . . . . . . . . .           159,749            1.4%
       Robert J. O'Connell (8) . . . . . . . .            15,257            (12)
       Dennis M. Dolan (9) . . . . . . . . . .            32,157            (12)
       Daniel J. McCauley (10) . . . . . . . .             9,687            (12)
       John M. Fowler  . . . . . . . . . . . .            20,250            (12)
       Leo T. Heessels . . . . . . . . . . . .              -                -
       Donald J. Keller  . . . . . . . . . . .             2,250            (12)
       Andrew L. Lewis IV  . . . . . . . . . .              -                -
       Richard T. Niner (11) . . . . . . . . .           707,385            6.1%
       All directors and executive
        officers as a group (consisting
        of 12 persons) . . . . . . . . . . . .         1,692,528           14.6%

      ------------------------------

      (1)   Shares issuable to any person upon the conversion of outstanding 6%
            Convertible Subordinated Debentures Due 2003 (the "Debentures") owned by that person, as well as shares issuable upon the exercise of presently exercisable stock options owned by that person, are deemed outstanding for the purpose of computing the number and percentage of outstanding shares owned by that person (and any group that includes that person)
            but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.

      (2)   Based on information set forth in a statement on Schedule 13G filed by
            Neuberger & Berman ("N&B"), at January 31, 1994 N&B owned an aggregate of 1,409,600 shares on behalf of clients for whom it acts as an investment advisor.  In addition, at that date partners of N&M owned in their personal accounts an aggregate of 8,700 shares, as to which N&B disclaims beneficial ownership.




     NYFS03...:\16\12316\0001\27\FRM42594.L30



      (3)   Based on information set forth in a statement on Schedule 13G filed by
            The Prudential Insurance Company of America ("Prudential"), at December
            31, 1993 Prudential owned 540,466 shares for its own account and had sole or shared voting and/or dispositive power with respect to an aggregate of 92,450 additional shares held by or for the benefit of its clients.

      (4)   Based on information set forth in a statement on Schedule 13G filed jointly by Quest Advisory Corp. ("Quest"), Quest Management Company
            ("QMC") and Charles M. Royce, at February 10, 1993, Quest owned an aggregate of 650,625 shares and its affiliate QMC owned an aggregate of
            34,550 shares, in each case on behalf of clients for whom it acts as an investment advisor.  Mr. Royce may be deemed to be a controlling person of Quest and QMC and, as such, may be deemed to beneficially own the shares held by Quest and QMC, respectively.

      (5) Based on information set forth in Schedule 13G filed by Wellington Management Corporation ("Wellington"), at February 10, 1994 Wellington shared voting and dispositive power with respect to an aggregate of 989,879 shares owned by clients for whom it acts as an investment advisor.

      (6)   Includes 5,000 shares issuable upon the exercise of presently exercisable stock options, 1,467 shares issuable upon the conversion of
            $50,000 principal amount of Debentures owned by Mr. Hartong and 11,816 shares held in custodial accounts for the benefit of Mr. Hartong's children.  Also includes 474,975 shares owned by Brynwood Partners II
            L.P., a private investment partnership.  Mr. Hartong is a general partner of Brynwood Management II L.P., a limited partnership that serves as general partner of Brynwood Partners II L.P.

      (7)   Includes 33,750 shares issuable upon the exercise of presently exercisable stock options and 1,321 shares issuable upon the conversion of $45,000 principal amount of Debentures owned by Mr. Rohrmann.

      (8)   Includes 7,375 shares issuable upon the exercise of presently exercisable stock options and 29 shares issuable upon the conversion of a Debenture, in the principal amount of $1,000, owned by Mr. O'Connell.

      (9)   Includes 16,562 shares issuable upon the exercise of presently exercisable stock options and 293 shares issuable upon the conversion of
            $10,000 principal amount of Debentures owned by Mr. Dolan.

      (10) Consists of 9,687 shares issuable upon the exercise of presently exercisable stock options.

      (11)  Includes 2,250 shares held in custodial accounts for the benefit of Mr.
            Niner's children.  Also includes 474,975 shares owned by Brynwood
            Partners II L.P.  Mr. Niner is a general partner of Brynwood Management
            II L.P., which serves as the general partner of Brynwood Partners II
            L.P.

      (12)  Less than 1%.



     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------
               During 1993, the Company paid to (a) Brynwood Management, a partnership of which Messrs. Hartong and Niner are general partners, $60,000 for investment banking and related services and (b) Mr. Niner $60,000 for financial advisory services.











     NYFS03...:\16\12316\0001\27\FRM42594.L30

                                    SIGNATURE

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR EXPRESS INTERNATIONAL CORPORATION
                                             Registrant

                              By:/s/         Daniel J. McCauley
                                 ----------------------------------------
                                   Daniel J. McCauley,
                                   Vice President, Secretary
                                    and General Counsel



     Dated:  April 28, 1994


















































     NYFS03...:\16\12316\0001\27\FRM42594.L30