Form 10-Q
period 1994-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-05-13
CIK 700674

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994

                        Commission file number: 1-8306
                                                ------

                     AIR EXPRESS INTERNATIONAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   36-2074327
- - ------------------------------------       ------------------------------------
 (State or Other of Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


120 Tokeneke Road, Darien, Connecticut 06820                      (203) 655-7900
- - --------------------------------------------------------------------------------
  (Address of, Including Zip Code, and Telephone Number, Including Area Code, of
                   of Registrant's Principal Executive Offices)

                                      NONE
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of May 10, 1994 was 13,765,583. (Net of 2,181,537 Treasury Shares)

================================================================================

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      March 1994 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                   Page
                                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as at
         March 31, 1994  and December 31, 1993.....................  2

         Condensed Consolidated Statements of Operations -
         three months ended March 31, 1994 and 1993................  3

         Consolidated Statements of Cash Flows -
         three months ended March 31, 1994 and 1993................  4

         Notes to Condensed Consolidated Financial
         Statements................................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  7


                          Part II - Other Information


Item 1.  Legal Proceedings.........................................  9

Item 6.  Exhibits and Reports on Form 8-K..........................  9

                                                                         Page  2

                   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Dollars in thousands)

                                                          March 31, 1994    December 31, 1993
                                                          --------------    -----------------
                                                            (Unaudited)
ASSETS
  Current Assets:
    Cash and cash equivalents                                 $   58,991           $   55,063
    Short-term investments                                        10,109               10,109
    Accounts receivable, (less allowance for
      doubtful accounts of $2,832 and $2,846)                    149,281              150,969
    Other current assets                                           3,472                3,224
                                                              ----------            ---------
  Total current assets                                           221,853              219,365

  Investment in unconsolidated affiliates                          7,740                7,595
  Property, plant and equipment (less accumulated
    depreciation and amortization of $35,335 and $34,096)         28,722               27,323
  Deposits and other current assets                                4,632                4,604
  Goodwill (less accumulated amortization
    of $5,048 and $4,674)                                         37,300               37,331
                                                              ----------           ----------
Total assets                                                  $  300,247           $  296,218
                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
    Current portion of long-term debt                         $    1,526           $    1,509
    Bank overdrafts payable                                        1,471                  594
    Transportation payable                                        68,397               69,640
    Accounts payable                                              27,737               27,967
    Accrued liabilities                                           29,872               28,250
    Income taxes payables                                          9,907               10,587
                                                              ----------           ----------
  Total current liabilities                                      138,910              138,547

    Long-term debt                                                79,140               78,464
    Deferred taxes payable                                         1,088                1,088
                                                              ----------           ----------
  Total liabilities                                              219,138              218,099

  Stockholders' Investment:
    Common stock- Preferred (authorized 1,000,000 shares,
      none outstanding)                                                -                    -
    Common, $.01 par value (authorized 40,000,000
      shares, issued 13,748,552 and 13,711,333 shares)               137                  137
    Capital surplus                                               41,493               41,251
    Cumulative translation adjustments                           (12,220)             (12,282)
    Retained earnings                                             91,560               88,657
                                                              ----------           ----------
                                                                 120,970              117,763
    Less: 2,178,003 and 2,163,773 shares of treasury
      stock, at cost                                             (39,861)             (39,644)
                                                              ----------           ----------
  Total stockholders' investment                                  81,109               78,119
                                                              ----------           ----------
Total liabilities and stockholders' investment                $  300,247           $  296,218
                                                              ==========           ==========

                                                                         Page  3

                   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                           (In thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                              -------------------------------
                                                                  1994                 1993
                                                              ----------           ----------
Revenues                                                      $  204,810           $  153,344

Operational expenses:
  Transportation                                                 143,884              102,759
  Terminal                                                        33,462               27,023
  Selling, general and administrative expenses                    21,408               17,685
                                                              ----------           ----------
Operating income                                                   6,056                5,877

Other income (expense):
  Interest expense, net                                             (919)                (813)
  Other, net                                                         407                  415
                                                              ----------           ----------
                                                                    (512)                (398)
                                                              ----------           ----------
Income before provision for income taxes                           5,544                5,479
Provision for income taxes                                         2,062                2,027
                                                              ----------           ----------
Net income                                                    $    3,482           $    3,452
                                                              ==========           ==========
Income per common share

     Primary                                                  $      .30           $      .29
                                                              ==========           ==========
     Fully diluted                                            $      .30           $      .29
                                                              ==========           ==========

Weighted average number of common shares (000):

     Primary                                                      11,673               11,733
                                                              ==========           ==========
     Fully diluted                                                13,889               13,196
                                                              ==========           ==========

                       The accompanying notes are an integral part
                             of these financial statements.

                                                                         Page  4

                   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED March 31, 1994  AND 1993

                                   (Dollars in thousands)

                                                                 1994                 1993
                                                              ----------           ----------
Cash flows from operating activities:
   Net income                                                 $    3,482           $    3,452
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                               1,333                1,183
       Amortization of goodwill                                      301                  204
       Deferred income taxes                                        (351)                   -
       Undistributed (earnings) losses of affiliates                 (50)                 (13)
       Gain on sales of assets, net                                  (19)                  (5)
       Other, net                                                   (786)                (242)
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable, net           1,688               19,235
         Decrease (increase) in prepaid expense and other           (248)                 381
         Increase (decrease) in transportation payables           (1,243)              (3,946)
         Increase (decrease) in accounts payable                    (230)              (7,074)
         Increase (decrease) in accrued liabilities                1,620               (6,268)
         Increase (decrease) in income taxes payable                (498)                 650
                                                              ----------           ----------
   Total adjustments                                               1,517                4,105
                                                              ----------           ----------
   Net cash provided by operating activities                       4,999                7,557

   Cash flows from investing activities:
     Purchase of short-term investments                                -              (33,807)
     Gains (losses) from hedging activities                         (105)                (450)
     Proceeds from sales of assets                                    38                  171
     Capital expenditures                                         (2,328)              (1,387)
                                                              ----------           ----------
   Net cash used in investing activities                          (2,395)             (35,473)

   Cash flows from financing activities:
     Net borrowings (repayments) under revolving
       credit agreement                                                -               (5,000)
     Net borrowings (repayments) in bank overdrafts
       payable                                                       877               (1,359)
     Additions to long-term debt                                     948               72,481
     Payment of long-term debt                                      (312)                   -
     Issuance of common stock                                        242                  208
     Payment of cash dividends                                      (577)                (406)
     Purchase of treasury stock                                     (217)                   -
                                                              ----------           ----------
   Net cash (used) provided in financing activities                  961               65,924

Effect of foreign currency exchange rates on cash                    363                 (381)
                                                              ----------           ----------
Net increase (decrease) in cash and cash equivalents               3,928               37,627

Cash and cash equivalents at beginning of period                  55,063               14,113
                                                              ----------           ----------
Cash and cash equivalents at end of period                    $   58,991           $   51,740
                                                              ==========           ==========

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1994, the consolidated statements of operations for the three-month periods ended March 31, 1994 and 1993, and the consolidated statements of cash flows for the three-month periods ended March 31, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the March 31, 1993 financial statements have been reclassified to conform to the classification of March 31, 1994.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1993. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1994.


B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profit of $50,000 for the quarter ended March 31, 1994, compared with a profit of $13,000 for the quarter ended March 31, 1993.


C. Interest expense, net is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1994            1993
                                                      ---------       ---------
            Interest expense                          $  (1,420)      $  (1,288)
            Interest income                                 501             475
                                                      ---------       ---------
            Interest expense, net                     $   (919)       $    (813)
                                                      =========       =========

D. Other income (expense) is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1994            1993
                                                      ---------        --------
          Foreign exchange gains, net                 $     388       $     395
          Other, net                                         19              20
                                                      ---------       ---------
                                                      $     407       $     415
                                                      =========       =========

E. Statement of cash flows - interest and income taxes paid:

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1994            1993
                                                      ---------       ---------
          Interest                                    $   2,417       $     289
          Income Taxes                                    3,065           2,006
                                                      ---------       ---------
                                                      $   5,482       $   2,295
                                                      =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------
Results of Operations
- - ---------------------
Included in the results of operations for the first quarter are the results from the ocean freight activities of Votainer, which was acquired by the Company on July 1, 1993. The results of airfreight and ocean freight activities for the quarter are:

                                                First Quarter 1994
                                   --------------------------------------------
                                      Air              Ocean
                                    Freight           Freight           Total
                                   ---------         ---------        ---------
Revenues                           $ 182,656         $  22,154        $ 204,810

Expense:
  Transportation                     126,972            16,912          143,884
  Terminal                            29,834             3,628           33,462
  Selling, general
  and administrative                  18,956             2,452           21,408
                                   ---------         ---------        ---------
Operating income (loss)            $   6,894         $    (838)       $   6,056
                                   =========         =========        =========

Votainer's $.8 million loss was mainly attributable to a $.7 million loss in Votainer's United States operations, which comprised approximately 35.0% of Votainer's revenues.

Revenues from airfreight operations for the first quarter 1994 increased $ 29.3 million or 19.1% compared to the first quarter of 1993 to $182.7 million. The increase in airfreight revenues was attributable to a 10.3% increase in shipments and a 26.0% increase in the total weight of cargo shipped.

Gross profit (revenue less transportation expense) from airfreight operations for the first quarter of 1994 increased $5.1 million or 10.1% when compared to the first quarter of 1993, to $55.7 million. The higher gross profit was attributable to the increase in shipment and weight volumes. When compared to the first quarter of 1993, airfreight gross margin (gross profit as a percent of revenues) declined 2.5% to 30.5% in the first quarter of 1994 due to the effects of the Company's customers shipping significantly more weight which resulted in lower selling prices per unit of weight, and competitive pricing pressures.

Internal operating expenses (terminal, selling and general and administrative) increased 10.2 million or 22.7% over the first quarter of 1993 due to the inclusion of 6.1 million of expenses from the ocean freight operations of Votainer and a 4.1 million or 9% increase in airfreight internal operating expenses. Internal operating expenses attributable to airfreight operations as a percentage of revenues for the first quarter 1994, were 26.7% compared to 29.2% for the same period of 1993.

Operating income for the first quarter 1994, (inclusive of an $.8 million loss from ocean operations), increased 3% to $6.1 million.

Interest expense for the first quarter of 1994 increased marginally over the comparable period in 1993.

The effective income tax rate for the first quarter 1994 compared to the first quarter 1993 was unchanged.


Liquidity and Capital Resources
- - -------------------------------
At March 31, 1994, the Company's working capital increased to $83 million from $80.8 million at December 31, 1993. This increase was primarily provided by operations.

Capital expenditures for the three months ended March 31, 1994 were $2.3 million compared to $1.4 million for the first three months of 1993. This increase is due to the initial construction costs for the Company's new warehouse and distribution facility in Singapore. This facility is scheduled for completion in December, 1994 at a cost of approximately $10.0 million, which will be partially financed by a $6.5 million mortgage loan.

At March 31, 1994, the Company had available for future borrowings the full amount of its $20.0 million revolving credit facility. Additionally, the Company's foreign subsidiaries have approximately $10.5 million available under various overdraft facilities with foreign banks.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------
The Company believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings, if adverse, would not have a material effect on the Company's consolidated financial position.


Item 2. Changes in Securities.
        ----------------------
Not Applicable.


Item 3. Default Upon Senior Securities.
        -------------------------------
Not Applicable.


Item 4. Submission of Matter to a Vote of Security Holders.
        ---------------------------------------------------
Not Applicable.


Item 5. Other Information.
        ------------------
Not Applicable.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        a) Computation of Earnings Per common Share - Exhibit 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Air Express International Corporation
                                           -------------------------------------
                                                         (Registrant)




Date:     May  10, 1994                    /s/        Dennis M. Dolan
                                           -------------------------------------
                                                      Dennis M. Dolan
                                                    Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




Date:     May 10, 1994                     /s/      Walter L. McMaster
                                           -------------------------------------
                                                    Walter L. McMaster
                                                Vice President - Controller
                                               (Principal Accounting Officer)

                                                                      Exhibit 11

              AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                             (In thousands, except
                               per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1994            1993
                                                      ---------       ---------
Primary:
     Net income applicable to
       common shares                                  $   3,482       $   3,452
                                                      =========       =========
     Weighted average of common
       shares outstanding                                11,558          11,573
     Common shares issuable on
       exercise of stock options                            115             160
                                                      ---------       ---------
 * Average common shares outstanding
      standing as adjusted                               11,673          11,733
                                                      =========       =========
     Earnings per common share                        $     .30       $     .29
                                                      =========       =========
Fully diluted:
     Weighted average of common
      shares outstanding                                 11,558          11,573
     Common shares issuable on
      exercise of stock options                             137             160
     Common shares issuable upon assumed
      conversion of subordinated debentures               2,194           1,462
                                                      ---------       ---------
 * Average common shares out-
     standing as adjusted                                13,889          13,196
                                                      =========       =========
     Earnings per common share                        $     .30       $     .29
                                                      =========       =========


 * Primary earnings per share are computed by dividing net income by the weighted average common and common equivalent shares outstanding during the period. For the quarters ended March 31, 1994 and 1993, fully diluted earnings per share have been calculated assuming the conversion of the subordinated debentures and the elimination of the associated interest expense, net of tax, of approximately $.73 million and $.49 million, respectively.
