Form 10-Q/A
period 1994-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-05-17
CIK 700674

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                                EXPLANITORY NOTE
                                ----------------

This amendment is submitted to correct the Form 10-Q filed on 13-May-94. This amendment corrects the inadvertent submission of Exhibit-11 re Computations of Per Share Earnings.

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

                                           Air Express International Corporation
                                           -------------------------------------
                                                         (Registrant)




Date:     May  17, 1994                    /s/        Dennis M. Dolan
                                           -------------------------------------
                                                      Dennis M. Dolan
                                                    Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




Date:     May 17, 1994                     /s/      Walter L. McMaster
                                           -------------------------------------
                                                    Walter L. McMaster
                                                Vice President - Controller
                                               (Principal Accounting Officer)

                      AIR EXPRESS INTERNATIONAL CORPORATION
               March 1994 Form 10-Q/A Quarterly Report Adjustment

                                 Exhibit Index
                                 -------------
             Exhibit 11 - Computation of Earnings Per Common Share