Form 10-Q
period 1994-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-08-11
CIK 700674

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994

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
- - --------------------------------------------------------------------------------
   (Address of, Including Zip Code, and Telephone Number, Including Area Code,
                   of Registrant's Principal Executive Offices)

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

The number of shares of common stock outstanding as of August 10, 1994 was 11,603,674. (Net of 2,183,208 Treasury Shares)

================================================================================

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      March 1994 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                   Page
                                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as at
         June 30, 1994  and December 31, 1993......................  2

         Condensed Consolidated Statements of Operations -
         three months and six months ended June 30, 1994
         and 1993..................................................  3

         Consolidated Statements of Cash Flows -
         six months ended June 30, 1994 and 1993...................  4

         Notes to Condensed Consolidated Financial
         Statements................................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  7


                          Part II - Other Information


Item 1.  Legal Proceedings.........................................  9

Item 6.  Exhibits and Reports on Form 8-K..........................  9

                                                                         Page  2

                   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Dollars in thousands)

                                                           June 30, 1994     December 31, 1993
                                                           -------------     -----------------
                                                            (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                 $   41,017           $   55,063
    Short-term investments                                        25,090               10,109
    Accounts receivable, (less allowance for
     doubtful accounts of $3,258 and $2,846)                     161,083              150,969
    Other current assets                                           3,674                3,224
                                                              ----------           ----------
           Total current assets                                  230,864              219,365

Investment in unconsolidated affiliates                            8,081                7,595
Property, plant and equipment (less accumulated
    depreciation and amortization of $36,434
    and $34,096)                                                  33,161               27,323
Deposits and other assets                                          5,349                4,604
Goodwill (less accumulated amortization
    of $5,513 and $4,674)                                         42,000               37,331
                                                              ----------           ----------
           Total assets                                       $  319,455           $  296,218
                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
    Current portion of long-term debt                         $    1,610           $    1,509
    Bank overdrafts payable                                        1,705                  594
    Transportation payables                                       75,605               69,640
    Accounts payable                                              27,090               27,967
    Accrued liabilities                                           33,977               28,250
    Income taxes payable                                          10,695               10,587
                                                              ----------           ----------
           Total current liabilities                             150,682              138,547

    Long-term debt                                                80,457               78,464
    Deferred income taxes                                          1,334                1,088
                                                              ----------           ----------
           Total liabilities                                     232,473              218,099

Stockholders' Investment:
    Capital stock - Preferred (authorized 1,000,000 shares,
     none outstanding)                                                 -                    -
    Common, $.01 par value (authorized 40,000,000
     shares, issued 13,785,601 and 13,711,333 shares)                137                  137
    Capital surplus                                               41,742               41,251
    Cumulative translation adjustments                           (11,934)             (12,282)
    Retained earnings                                             97,013               88,657
                                                              ----------           ----------
                                                                 126,958              117,763

Less: 2,183,208 and 2,167,773 shares of treasury
    stock, at cost                                               (39,976)             (39,644)
                                                              ----------           ----------
    Total stockholders' investment                                86,982               78,119
                                                              ----------           ----------
    Total liabilities and stockholders' investment            $  319,455           $  296,218
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

                       				AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      (Unaudited)

                                                           (In thousands, except per share data)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                 1994            1993            1994            1993
                                                              ----------      ----------      ----------      ----------
Revenues                                                      $  237,999      $  168,516      $  442,809      $  321,860

Operating expenses:
  Transportation                                                 167,140         112,596         311,024         215,355
  Terminal                                                        36,667          28,387          70,129          55,410
  Selling, general and administrative                             23,975          18,037          45,383          35,722
                                                              ----------      ----------      ----------      ----------
Operating income                                                  10,217           9,496          16,273          15,373

Other income (expense):
  Interest expense, net                                             (793)           (918)         (1,712)         (1,731)
     Other, net                                                      565             (83)            972             332
                                                              ----------      ----------      ----------      ----------
                                                                    (228)         (1,001)           (740)         (1,399)
                                                              ----------      ----------      ----------      ----------
Income before provision for income taxes                           9,989           8,495          15,533          13,974
Provision for income taxes                                         3,840           3,144           5,902           5,171
                                                              ----------      ----------      ----------      ----------
Net income                                                    $    6,149      $    5,351      $    9,631      $    8,803
                                                              ==========      ==========      ==========      ==========
Income per common share

     Primary                                                  $      .53      $      .46      $      .82      $      .75
                                                              ==========      ==========      ==========      ==========
     Fully diluted                                            $      .49      $      .44      $      .80      $      .74
                                                              ==========      ==========      ==========      ==========
Weighted average number of common shares (000):

     Primary                                                      11,709          11,712          11,685          11,721
                                                              ==========      ==========      ==========      ==========
     Fully diluted                                                13,909          13,906          13,894          13,550
                                                              ==========      ==========      ==========      ==========

                              The accompanying notes are an integral part
                                      of these financial statements.

                                                                         Page  4

                         		   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
		                               FOR THE SIX MONTHS ENDED JUNE 30, 1994  AND 1993
                                                        (Unaudited)
(Dollars in thousands)
                                                                 1994                 1993
                                                              ----------           ----------
Cash flows from operating activities:
   Net income                                                 $    9,631           $    8,803
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                               2,811                2,563
       Amortization of goodwill                                      605                  571
       Deferred income taxes                                        (141)                   -
       Undistributed (earnings) losses of affiliates                (357)                 (35)
       Gain on sales of assets, net                                  (12)                (155)
       Other, net                                                 (2,830)                 753
       Changes in assets and liabilities:
       Decrease (increase) in accounts receivable, net            (5,197)              16,529
       Decrease (increase) in other current assets                  (404)                 663
       Increase (decrease) in transportation payables              4,529               (3,965)
       Increase (decrease) in accounts payable                    (3,082)             (10,035)
       Increase (decrease) in accrued liabilities                  2,534               (5,338)
       Increase (decrease) in income taxes payable                    77                2,349
                                                              ----------           ----------
           Total adjustments                                      (1,467)               3,900
                                                              ----------           ----------
       Net cash provided by operating activities                   8,164               12,703

Cash flows from investing activities:
   Business Acquisitions, net of cash acquired                    (3,946)                   -
   Purchase of short-term investments                            (14,981)             (59,221)
   Gains (losses) from hedging activities                           (572)                 (91)
   Proceeds from sales of assets                                     189                  264
   Capital expenditures                                           (4,504)              (2,541)
   Investment in unconsolidated affiliates                             -                  (20)
                                                              ----------           ----------
       Net cash used in investing activities                     (23,814)             (61,609)

Cash flows from financing activities:
   Net borrowings (repayments) under revolving
       credit agreement                                                -               (5,000)
   Net borrowings (repayments) in bank overdrafts
       payable                                                       973               (1,911)
   Additions to long-term debt                                     1,631               72,486
   Payment of long-term debt                                        (771)                (566)
   Issuance of common stock                                          491                  255
   Payment of cash dividends                                      (1,156)                (807)
   Purchase of treasury stock                                       (332)              (1,355)
                                                              ----------           ----------
       Net cash (used) provided in financing activities              836               63,102

Effect of foreign currency exchange rates on cash                    768               (1,408)
                                                              ----------           ----------
Net increase (decrease) in cash and cash equivalents             (14,046)              12,788

Cash and cash equivalents at beginning of period                  55,063               14,113
                                                              ----------           ----------
Cash and cash equivalents at end of period                    $   41,017           $   26,901
                                                              ==========           ==========

                        The accompanying notes are an integral part
                              of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at June 30, 1994, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993, and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the June 30, 1993 financial statements have been reclassified to conform to the classification of June 30, 1994.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1993. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1994.

B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profits of $361,000 and $411,000, respectively, for the quarter and six months ended June 30, 1994, compared with profits of $83,000 and $96,000, for the quarter and six months ended June 30, 1993.

C. Interest expense, net is as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                 1994            1993            1994            1993
                                                              ----------      ----------      ---------       ----------
            Interest expense                                  $   (1,420)     $   (1,616)     $  (2,840)      $   (2,904)
            Interest income                                          627             698          1,128            1,173
                                                              ----------      ----------      ---------       ----------
            Interest expense, net                             $     (793)     $     (918)     $  (1,712)      $   (1,731)
                                                              ==========      ==========      =========       ==========

D. Other income (expense) is as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                 1994            1993            1994            1993
                                                              ----------      ----------      ---------       ----------
             Foreign exchange gains, net                      $      572      $     (218)     $     960       $      177
             Other, net                                               (7)            135             12              155
                                                              ----------      ----------      ---------       ----------
                                                              $      565      $      (83)     $     972       $      332
                                                              ==========      ==========      =========       ==========

E. Statement of cash flows - interest and income taxes paid:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                              --------------------------      --------------------------
                                                                 1994            1993            1994            1993
                                                              ----------      ----------      ---------       ----------
             Interest                                         $      155      $      398      $   2,572       $      687
             Income taxes                                          2,984           1,663          6,049            3,669
                                                              ----------      ----------      ---------       ----------
                                                              $    3,139      $    2,061      $   8,621       $    4,356
                                                              ==========      ==========      =========       ==========

F. Acquisitions:

   During the second quarter of 1994, the Company acquired both Unimodal Australia Pty. Ltd. (Unimodal), an ocean freight forwarder based in Australia, and Banner International Ltd. (Banner), an airfreight forwarder located in New Zealand, for approximately $6.5 million in cash. The acquisitions have been accounted for as purchases; the cost of which has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $4.0 million. The results of operations for these companies are included in the consolidated statement of income from the acquisition dates forward.

G. Subsequent Event:

   On July 15, 1994, the Company acquired Pace Express Pty. Ltd. (Pace), from senior management. Pace is a leading airfreight forwarder in Australia with offices in seven cities with 160 employees. Pace was profitable in 1993 with gross revenues of approximately $25.0 million. The acquisition will be accounted for as a purchase.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------
Results of Operations
- - ---------------------
Included in the results of operations for the second quarter and six months ended June 30, 1994 are the results from the ocean freight activities of Votainer, which was acquired by the Company on July 1, 1993. The results of the airfreight and ocean freight activities for the 1994 periods are:

                                                                                                         Six Months
                                                Second Quarter 1994                                 Ended June 30, 1994
                                   --------------------------------------------        --------------------------------------------
                                      Air              Ocean                              Air              Ocean
                                    Freight           Freight           Total           Freight           Freight           Total
                                   ---------         ---------        ---------        ---------         ---------        ---------
Revenues                           $ 212,150         $  25,849        $ 237,999        $ 394,806         $  48,003        $ 442,809

Expense:
  Transportation                     147,171            19,969          167,140          274,143            36,881          311,024
  Terminal                            32,951             3,716           36,667           62,785             7,344           70,129
  Selling, general
  and administrative                  21,296             2,679           23,975           40,252             5,131           45,383
                                   ---------         ---------        ---------        ---------         ---------        ---------
Operating income (loss)            $  10,732         $    (515)       $  10,217        $  17,626         $  (1,353)       $  16,273
                                   =========         =========        =========        =========         =========        =========

Votainer's $1.3 million loss was mainly attributable to a $1.4 loss in Votainer's United States operations, which comprised approximately 33.0% of Votainer's revenues.

Revenues for the second quarter and the six months ended June 30, 1994 increased 41.2% to $238.0 and 37.6% to $442.9, respectively, over the comparable periods in 1993. Airfreight revenues for the second quarter and the six months increased 25.9% to $212.2 and 22.7% to $394.8, respectively. The increase in airfreight revenues for both the quarter and six months was due to increases in shipments and the total weight of cargo shipped. For the quarter, shipments increased 10.6% and the weight of cargo shipped 29.0% over the second quarter of 1993. For the six month period, shipments increased 10.3% and the weight of cargo shipped increased 26.4% over the first six months of 1993.

Gross profit (revenues less transportation expense) from airfreight operations for the second quarter of 1994 increased $9.0 million or 16.2% over the comparable 1993 period to $64.9. For the six months, gross profit increased $14.2 million or 13.3% over the comparable 1993 period to $120.7. The higher gross profit for both the quarter and six month periods was attributable to increases in both shipments and total weight of cargo shipped. The gross margin (gross profit as a percent of revenues) decreased approximately 2.6% for the quarter and six months when compared to the comparable periods in 1993. This decrease is due to the Company's customers shipping significantly more weight which resulted in lower selling prices per unit of weight, and competitive pricing pressures.

Internal operating expenses (terminal, selling and general and administrative) increased $14.2 million or 30.6% for the quarter and $24.4 million or 26.8% for the six month period from the comparable periods in 1993. These increases were mainly attributable to the inclusion of the internal operating expenses for Votainer and several smaller acquisitions which were acquired by the Company subsequent to June 30,1993. As a percentage of revenues, internal operating expenses were 25.5% for the quarter and 26.0% for the six months in 1994 as compared to 27.5% and 28.3%, respectively, for the comparable periods in 1993. The improvement in both periods resulted from the greater efficiencies associated with the increase in shipments and shipment weights.

Interest expense for the second quarter and the first six months of 1994 was marginally lower than the comparable periods in 1993.

The effective income tax rate for the quarter and six months ended June 30, 1994 was 38.4% and 38.0% respectively, an increase of 1.4% and 1.0% over the second quarter and first six months of 1993. The higher effective tax rate was due to losses incurred in certain of the Company's foreign subsidiaries where there was no tax credit available and a 1.0% increase in the United States federal statutory tax rate.


Liquidity and Capital Resources
- - -------------------------------
As of June 30, 1994, the Company's working capital decreased marginally to $80.2 million from $80.8 million at December 31, 1993.

Capital expenditures for the six months ended June 30, 1994 were $4.5 million compared to $2.5 million for the first six months of 1993. This increase is due primarily to the construction costs for the Company's new warehouse and distribution facility in Singapore. This facility is scheduled for completion in December, 1994 at a cost of approximately $10.0 million, which will be partially financed by a $6.5 million mortgage loan.

At June 30, 1994, the Company had available for future borrowings the full amount of its $20.0 million revolving credit facility. Additionally, the Company's foreign subsidiaries have approximately $10.5 million available under various overdraft facilities with foreign banks.

PART II - OTHER INFORMATION


Item 1. - Legal Proceedings
          -----------------
The Company believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings, if adverse, would not have a material effect on the Company's consolidated financial position.


Item 2. - Changes in Securities.
          ----------------------
Not Applicable.


Item 3. - Default Upon Senior Securities.
          -------------------------------
Not Applicable.


Item 4. - Submission of Matter to a Vote of Security Holders.
          ---------------------------------------------------
Not Applicable.


Item 5. - Other Information.
          ------------------
Not Applicable.


Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------
          a) Computation of Earnings Per common Share - Exhibit 11

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

                                           Air Express International Corporation
                                           -------------------------------------
                                                         (Registrant)




Date:    August  11, 1994                  /s/        Dennis M. Dolan
                                           -------------------------------------
                                                      Dennis M. Dolan
                                                    Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




Date:     August 11, 1994                  /s/      Walter L. McMaster
                                           -------------------------------------
                                                    Walter L. McMaster
                                                Vice President - Controller
                                               (Principal Accounting Officer)