Form 10-Q
period 1994-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1994-11-14
CIK 700674

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994

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

The number of shares of common stock outstanding as of November 9, 1994 was 13,802,978. (Net of 2,184,208 Treasury Shares)

================================================================================

		                   AIR EXPRESS INTERNATIONAL CORPORATION
	             	    September 1994 Form 10-Q Quarterly Report

                    			       Table of Contents


                    			 Part I - Financial Information
                                                     			   					   Page
                                                        								   ----
Item 1.  Financial Statements

       	 Condensed Consolidated Balance Sheets as at
         September 30, 1994 and December 31, 1993..................  2

       	 Condensed Consolidated Statements of Operations -
         three months and nine months ended September 30, 1994
         and 1993..................................................  3

       	 Consolidated Statements of Cash Flows -
         nine months ended September 30, 1994 and 1993.............  4

       	 Notes to Condensed Consolidated Financial
         Statements................................................  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................  7


                          Part II - Other Information


Item 1.  Legal Proceedings.........................................  9

Item 6.  Exhibits and Reports on Form 8-K..........................  9

                                                                         Page  2

              		   AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                            				   (Dollars in thousands)

                                                 							 September 30, 1994  December 31, 1993
                                                         ------------------  -----------------
                                                            (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                  $   32,507           $   55,063
   Short-term investments                                         30,070               10,109
   Accounts receivable, (less allowance for
    doubtful accounts of $3,178 and $2,846)                      180,261              150,969
   Other current assets                                            3,914                3,224
                                                              ----------           ----------
           Total current assets                                  246,752              219,365

Investment in unconsolidated affiliates                            8,419                7,595
Property, plant and equipment (less accumulated
    depreciation and amortization of $35,853
    and $34,096)                                          						  36,462	              27,323
Deposits and other assets		                                  			   5,941	              	4,604
Goodwill (less accumulated amortization
    of $5,971 and $4,674)					                                    47,303	              37,331
							                                                       ----------	          ----------
	  Total assets					                                          $  344,877	          $  296,218
                                                 							      ==========  	        ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
   Current portion of long-term debt			                       $    2,030 	         $    1,509
   Transportation payables		                                 			  83,839	              69,640
   Accounts payable			                                       			  31,759	              28,561
   Accrued liabilities		                                    				  39,920	              28,250
   Income taxes payable 	                                   				  11,136	              10,587
		                                                 					      ----------	          ----------
	  Total current liabilities			                                	 168,684	             138,547
   Long-term debt			                                         			  82,242               78,464
   Deferred income taxes		                                   			   1,422	               1,088
                                                 							      ----------	          ----------
	  Total liabilities	                                       				 252,348	             218,099

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding)						       -		    -
   Common, $.01 par value (authorized 40,000,000
    shares, issued 13,791,912 and 13,711,333 shares)		               137		                137
   Capital surplus						                                          41,816	              41,251
   Cumulative translation adjustments	                       			 (12,074)	            (12,282)
   Retained earnings		                                      				 102,626	              88,657
                                                 							      ----------	          ----------
                                                        								 132,505	             117,763


Less: 2,183,208 and 2,167,773 shares of treasury
   stock, at cost			                                         			 (39,976)	            (39,644)
                                                 							      ----------	          ----------
   Total stockholders' investment                                 92,529               78,119
	                                                 						      ----------	          ----------
   Total liabilities and stockholders' investment             $  344,877           $  296,218
                                                 							      ==========	          ==========


                      			     The accompanying notes are an integral part
                             				   of these financial statements.

                                                                         Page  3

 						                                         AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                          						    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
								                                                              (Unaudited)

                                    							                 (In thousands, except per share data)

                                             								              Three Months Ended		             Nine Months Ended
	                                                         							    September 30,		                  September 30,
							                                                        --------------------------      --------------------------
                                                         								 1994		          1993		          1994		          1993
							                                                        ----------      ----------      ----------      ----------
Revenues						                                                 $  258,175      $  192,071      $  700,984      $  513,931

Operating expenses:
  Transportation						                                            183,079	        133,101	        494,103	        348,456
  Terminal							                                                  39,105	         31,208	        109,234	         86,618
  Selling, general and
   administrative						                                            25,255	         20,335	         70,638	         56,057
                                                  							      ----------      ----------      ----------      ----------
Operating income			                                           			  10,736	          7,427	         27,009	         22,800

Other income (expense):
  Interest expense, net 					                                        (772)	          (996)	        (2,484)	        (2,727)
    Other, net							                                                 424	            (66)          1,396	            266
                                                  							      ----------      ----------      ----------      ----------
                                                         								    (348)	        (1,062)         (1,088)	        (2,461)
                                                  							      ----------      ----------      ----------      ----------
Income before provision
 for income taxes		                                          				  10,388	          6,365	         25,921	         20,339

Provision for income taxes		                                  			   4,078	          2,620	          9,980	          7,791
                                                  							      ----------      ----------      ----------      ----------
Net income						                                               $    6,310      $    3,745      $   15,941      $   12,548
                                                  							      ==========      ==========      ==========      ==========
Income per common share
    Primary	                                        					      $      .54      $      .32      $     1.36      $     1.07
                                                  							      ==========      ==========      ==========      ==========
    Fully diluted			                                   		      $      .50      $      .32      $     1.30      $     1.06
                                                  							      ==========      ==========      ==========      ==========
Weighted average number
 of common shares (000):
    Primary							                                                 11,784	         11,674	         11,720	         11,705
                                                  							      ==========      ==========      ==========      ==========
    Fully diluted						                                            14,003	         13,872	         13,976	         13,656
                                                  							      ==========      ==========      ==========      ==========

                 			      The accompanying notes are an integral part
				                             of these financial statements.

                                                                         Page  4

                        					    AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          					  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                             							   (Unaudited)
(Dollars in thousands)
								                                                                  1994		                1993
							                                                                ----------	           ----------
Cash flows from operating activities:
   Net income						                                                    $   15,941	           $   12,548
   Adjustments to reconcile net income to net
    cash provided by operating activities:
	         Depreciation and amortization 			                                 4,126		               3,747
	         Amortization of goodwill				                                        974		                 819
	         Deferred income taxes 				                                         (416)		               (524)
	         Undistributed (earnings) losses of affiliates 	                    (619)		               (238)
	         Gain on sales of assets, net				                                    (19)		                (86)
	         Other, net						                                                 (1,415)		               (396)

          Changes in assets and liabilities:
	         Decrease (increase) in accounts receivable, net	                (13,154)	              12,505
	         Decrease (increase) in other current assets		                      (218)		               (753)
	         Increase (decrease) in transportation payables	                   9,575	               (7,378)
	         Increase (decrease) in accounts payable		                        (6,161)	              (9,310)
	         Increase (decrease) in accrued liabilities                        6,680		                 986
	         Increase (decrease) in income taxes payable		                      (130)		              2,123
							                                                                ----------            ----------
	           Total adjustments					                                           (777)		              1,495
							                                                                ----------            ----------
          Net cash provided by operating activities		                      15,164	               14,043

Cash flows from investing activities:
   Business Acquisitions, net of cash acquired			                         (10,345)	              (9,188)
   Purchase of short-term investments				                                 (19,961)	             (44,208)
   Gains (losses) from hedging activities			                                 (874)		               (343)
   Proceeds from sales of assets				                                          234		                 144
   Capital expenditures 					                                              (7,438)	              (3,275)
							                                                                ----------            ----------
          Net cash used in investing activities                           (38,384)              (56,870)

Cash flows from financing activities:
   Net borrowings (repayments) under revolving
       credit agreement 					                                                   -	               (5,000)
   Additions to long-term debt					                                         2,694	               72,486
   Payment of long-term debt					                                          (1,401)	              (4,168)
   Issuance of common stock					                                              565		                 330
   Payment of cash dividends					                                          (1,852)	              (1,385)
   Purchase of treasury stock			                                    	   	    (332)	              (1,355)
                                                							                ----------            ----------
	      Net cash (used) provided in financing activities	                     (326)	              60,908

Effect of foreign currency exchange rates on cash		                           990 	                (590)
							                                                                ----------            ----------
Net increase (decrease) in cash and cash equivalents		                    (22,556)	              17,491

Cash and cash equivalents at beginning of period		                         55,063	               14,113

Cash and cash equivalents at end of period		                           $   32,507	           $   31,604
							                                                                ==========            ==========

			                     The accompanying notes are an integral part
			                           of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1994, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the September 30, 1993 financial statements have been reclassified to conform to the classification of September 30, 1994.

   Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1993. The results of operations for the three and nine month periods ended
   September 30, 1994 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1994.


B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profits of $262,000 and $673,000, respectively, for the quarter and nine months ended
   September 30, 1994, compared with profits of $188,000 and $284,000, for the quarter and nine months ended September 30, 1993.

C. Interest expense, net is as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                              --------------------------      --------------------------
                                                                 1994            1993            1994            1993
                                                              ----------      ----------      ---------       ----------
            Interest expense                                  $   (1,492)     $   (1,539)     $  (4,332)      $   (4,443)
            Interest income                                          720             543          1,848            1,716
                                                              ----------      ----------      ---------       ----------
            Interest expense, net                             $     (772)     $     (996)     $  (2,484)      $   (2,727)
                                                              ==========      ==========      =========       ==========

D. Other income (expense) is as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                              --------------------------      -------------------------
                                                                 1994            1993            1994            1993
                                                              ---------       ----------      ---------       ---------
            Foreign exchange gains, net                       $      417      $        3      $   1,377       $      180
            Other, net                                                 7             (69)            19               86
                                                              ----------      ----------      ---------       ----------
                                                              $      424      $      (66)     $   1,396       $      266
                                                              ==========      ==========      =========       ==========

E. Statement of cash flows - interest and income taxes paid:

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                    September 30,
                                                              --------------------------      -------------------------
                                                                  1994           1993            1994            1993
                                                              ---------       ----------      ---------       ---------
            Interest                                          $    2,428      $    2,315      $   5,000       $    3,002
            Income taxes                                           3,338           3,423          9,387            7,092
                                                              ----------      ----------      ---------       ----------
                                                              $    5,766      $    5,738      $  14,387       $   10,094
                                                              ==========      ==========      =========       ==========

F. Acquisitions:

   During the second and third quarters, the Company acquired Unimodal Australia Pty. Ltd. (Unimodal), an ocean freight forwarder based in Australia, Banner International Ltd. (Banner), an airfreight forwarder located in New Zealand, and Pace Express Pty. Ltd. (Pace), an airfreight forwarder located in Australia, for approximately $12.0 million in cash. The acquisitions have been accounted for as purchases; the cost of which has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $9.0 million. The results of operations for these companies are included in the consolidated statement of income from the acquisition dates forward.


G. Short-term Investments:

   The Company has adopted statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As a result, short-term investments are classified as available for sale and recorded at cost, which approximates market. The investments consist of U.S. Government instruments with original maturities in excess of three months.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations
- - ---------------------
Included in the results of operations for the third quarter and nine months ended September 30, 1994 are the results from the ocean freight activities which include the activities of Votainer, which was acquired by the Company in the third quarter of 1993. The results of the airfreight and ocean freight activities for the 1994 periods are:

                                                                               													             Nine Months
						                                           Third Quarter 1994 			                           Ended September 30, 1994
				                               --------------------------------------------        --------------------------------------------
				                                  Air 	            Ocean 				                         Air		            Ocean
				                                Freight           Freight 		        Total      	    Freight 	         Freight	          Total
				                               --------- 	       --------- 	      ---------        --------- 	       ---------	       ---------
Revenues			                        $ 226,518	        $  31,657	       $ 258,175        $ 621,324	        $  79,660	       $ 700,984

Expense:
 Transportation 		                   159,963		          23,116		        183,079 	        434,106	           59,997	         494,103
 Terminal			                          34,550		           4,555		         39,105 	         97,335	           11,899	         109,234
 Selling, general
 and administrative		                 22,322		           2,933		         25,255 	         62,574	            8,064	          70,638
				                               ---------	        ---------	       ---------        ---------	        ---------	       ---------
Operating income (loss) 	          $   9,683	        $	  1,053	       $  10,736        $  27,309	        $    (300)	      $  27,009
				                               =========	        =========	       =========        =========	        =========	       =========

Revenues for the third quarter and the nine months ended September 30, 1994 increased 34.4% to $258.2 and 36.4% to $700.9, respectively, over the comparable periods in 1993. Airfreight revenues for the third quarter and the nine months increased 36.0% to $226.5 and 27.2% to $621.3, respectively. The increase in airfreight revenues for both the quarter and nine months was due to increases in shipments and the total weight of cargo shipped. For the quarter, shipments increased 10.5% and the weight of cargo shipped increased 38.7% over the third quarter of 1993. For the nine month period, shipments increased 10.5% and the weight of cargo shipped increased 30.7% over the first nine months of 1993.

Gross profit (revenues less transportation expense) from airfreight operations for the third quarter of 1994 increased $13.8 million or 26.1% over the comparable 1993 period to $66.6. For the nine months, gross profit increased $27.9 million or 17.5% over the comparable 1993 period to $187.2. The higher gross profit for both the quarter and nine month periods was attributable to increases in both shipments and total weight of cargo shipped. The gross margin (gross profit as a percent of revenues) decreased approximately 2.3% for the quarter and 2.5% for the nine months when compared to the comparable periods in 1993. This decrease is due to the Company's customers shipping significantly more weight which resulted in lower selling prices per unit of weight, and competitive pricing pressures.

Internal operating expenses (terminal, selling and general and administrative) increased $12.8 million or 24.9% for the quarter and $37.2 million or 26.1% for the nine month period from the comparable periods in 1993. These increases were mainly attributable to the inclusion of the internal operating expenses for Votainer and several smaller acquisitions which were acquired by the Company subsequent to June 30, 1993. As a percentage of revenues, internal operating expenses were 24.9% for the quarter and 25.7% for the nine months in 1994 as compared to 26.8% and 27.8%, respectively, for the comparable periods in 1993. The improvement in both periods resulted from the greater efficiencies associated with the increase in shipments and shipment weights.

Interest expense for the third quarter and the first nine months of 1994 was marginally lower than the comparable periods in 1993.

The effective income tax rates for the quarter and nine months ended
September 30, 1994 were 39.3% and 38.5%, respectively. For the quarter, the effective rate decreased 1.8% from 41.1% for the 1993 quarter. The higher effective rate in the 1993 quarter resulted mainly from the Company's adjustment of its year-to-date effective tax rate to reflect the 1% increase in the United States Federal statutory rate and losses incurred by various foreign subsidiaries for which there were no tax credits available. For the first nine months of 1994, the effective income tax rate was 38.5% which was marginally higher than the 38.3% rate for the comparable 1993 period.


Liquidity and Capital Resources
- - -------------------------------
As of September 30, 1994, the Company's working capital decreased approximately $2.7 million to $78.1 million from $80.8 million at December 31, 1993. The decrease is mainly attributable to the business acquisitions (See Note F).

Capital expenditures for the nine months ended September 30, 1994 were $7.4 million compared to $3.3 million for the first nine months of 1993. This increase is due primarily to the construction costs for the Company's new warehouse and distribution facility in Singapore. This facility is scheduled for completion in March, 1995 at a cost of approximately $10.0 million, which will be partially financed by a $6.5 million mortgage loan.

At September 30, 1994, the Company had available for future borrowings $19.73 million of its $20.0 million revolving credit facility. Additionally, the Company's foreign subsidiaries had approximately $11.2 million available under various overdraft facilities with foreign banks.

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


Item 2. - Changes in Securities.
          ---------------------
Not Applicable.


Item 3. - Default Upon Senior Securities.
          ------------------------------
Not Applicable.


Item 4. - Submission of Matter to a Vote of Security Holders.
          --------------------------------------------------
Not Applicable.


Item 5. - Other Information.
          -----------------
Not Applicable.


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

                                           Air Express International Corporation
                                           -------------------------------------
                                                         (Registrant)




Date:    November 10, 1994                 /s/        Dennis M. Dolan
                                           -------------------------------------
                                                      Dennis M. Dolan
                                                    Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




Date:    November 10, 1994                 /s/      Walter L. McMaster
                                           -------------------------------------
                                                    Walter L. McMaster
                                                Vice President - Controller
                                               (Principal Accounting Officer)