Form 10-K
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-03-31
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1994 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required) for the transition period from______to______.

                         Commission file number: 1-8306

                     AIR EXPRESS INTERNATIONAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

              Delaware                                    36-2074327
(State or Other of Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                  120 Tokeneke Road, Darien, Connecticut 06820
                                (203) 655-7900
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


          Securities registered pursuant to Section 12(b) of the Act:

             Title of Class            Name of Each Exchange on Which Registered
6% Convertible Subordinated Debentures         American Stock Exchange
Due 2003
         Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1995 was $357,868,761.


The number of shares of common stock outstanding as of March 27, 1995 was 17,481,694.

                      DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1994 Annual Meeting of Shareholders.

                     AIR EXPRESS INTERNATIONAL CORPORATION
                          1994 Form 10-K Annual Report

                               Table of Contents


                                     Part I
                                                                          Page

Item  1.  Business...................................................       1
Item  2.  Properties.................................................       6
Item  3.  Legal Proceedings..........................................       6
Item  4.  Submission of Matters to a Vote of Security Holders and
           Executive Officers of the Registrant......................       7


                                   Part II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................       9
Item  6.  Selected Financial Data....................................      10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      11
Item  8.  Financial Statements and Supplementary Data................      17
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures......................      17


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.........      17
Item 11.  Executive Compensation.....................................      17
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management............................................      17
Item 13.  Certain Relationships and Related Transactions.............      17


                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...............................................      18

Part I

Item 1.  Business

  (a)  General Development of Business

Air Express International Corporation (the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States. Through its global network of Company-operated facilities and agents, it consolidates, documents and arranges for transportation of its customers' shipments of heavy cargo throughout the world. During 1994, the Company handled more than 1,630,000 individual airfreight shipments, with an average weight of 483 pounds, to nearly 2,860 cities in more than 182 countries. The Company generated revenues of approximately $997 million in 1994, of which approximately 63% were attributable to shipments from locations outside the United States.

Although the Company's headquarters are located in the United States, its network is global, serving over 552 cities, including 230 cities in the United States, 122 cities in Europe and 200 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1994, this network consisted of 188 Company-operated facilities, including 50 in the United States and 138 abroad, supplemented at 364 additional locations by agents, a substantial number of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 80% of the Company's 28 regional and country managers have been employed by the Company for more than ten years.

Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' transportation logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and Holland. In July 1993, the Company acquired the Votainer group of companies ("Votainer"), a Netherlands-based Non-Vessel Operating Common Carrier ("NVOCC") which provides ocean freight consolidation services, with a network of 34 company-operated facilities in 12 countries. During 1994, the Company acquired all of the outstanding common stock of Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia, Banner International Ltd., an airfreight forwarder located in New
Zealand and Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. The acquisitions were consistent with the Company's strategy of strengthening its market position, further enhancing its operating efficiencies and providing its customers a broader range of transportation-related services.

  (b)  Financial Information About Industry Segments

The Company currently is engaged in the business of freight forwarding, primarily via air. See Management's Discussion and Analysis of Financial
Condition and Results of Operations (Item 7),  and  the  Company's  Consolidated

Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit or loss and identifiable assets.

(c)  Narrative Description of Business

Airfreight Forwarding and Related Services

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

Ocean Freight Services

The Company's revenue from international ocean freight forwarding is derived from service both as an indirect ocean carrier (NVOCC) and as an authorized agent for shippers and importers. The Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. The Company solicits freight from its customers to fill the containers, charging rates lower than the rates offered directly to customers by shipping lines for similar type shipments.

Operations

The Company has a global network of Company-operated facilities and supporting agents serving over 552 cities, including 230 in the United States, 122 in Europe, 73 in Asia and the South Pacific and 127 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from, or entirely between, locations outside the United States. For the year ended December 31, 1994, approximately 63% of its revenues were attributable to shipment activity from locations outside the United States.

The Company neither owns nor operates any aircraft or ships. It arranges for transportation of its customers' shipments via commercial airlines, air cargo carriers and steamship lines. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder in respect of approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage, for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1994, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

The Company also offers door-to-door express delivery among 20 European countries through its Pandalink service, which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas within 48 to 72 hours.

Ancillary Services

In connection with its services as a freight forwarder, the Company provides ancillary services, such as door-to-door pick-up and delivery of freight, warehousing and distribution, cargo assembly, protective packing, consolidation and customs clearance. In addition, the Company provides other transportation-related services, including acting as a domestic surface freight forwarder, a customs broker and a warehouse operator.

The LOGIS System

The Company introduced its proprietary LOGIS logistics information system for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut, and a facility near London, England, are linked to, and accessible from, terminals at 252 of its Company-operated facilities and with its agents in substantially all major markets, permitting real-time inputting, processing and retrieval of shipment, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents.

As of December 31, 1994, the LOGIS system permitted electronic interfacing with more than 400 of the Company's major customers in 32 countries, 40 international airlines and customs authorities in the United States, the United Kingdom, Australia, New Zealand, Belgium and France. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and convert these data automatically into shipping documents. Where customs authorities in the country of destination are linked to the system, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

The LOGIS  system has enabled the  Company to improve  the  productivity  of its personnel and the quality of its customer service and has enabled many of its customers to manage their freight transportation logistics needs more effectively. The system has resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information. The Company is continually striving to improve and enhance the LOGIS system, including pursuing efforts to extend its capabilities to support its ocean freight functions. Management believes that the LOGIS system has positioned the Company to better capitalize on the continuing trend toward outsourcing by large corporations of logistics management functions and reliance by many of these corporations on single-source providers.

Regulation

The Company's activities as an International Air Transport Association ("IATA") cargo agent are subject to the rules and regulations of that organization to the extent the Company acts as an agent for an airline which is an IATA member. Certain IATA rules and regulations are subject to the Department of Transportation approval. In addition, several states in which the Company operates regulate intrastate trucking. In these states, the Company has obtained the necessary operating authority. The Company is licensed as an ocean freight forwarder by the United States Federal Maritime Commission ("FMC") which prescribes qualifications for acting as a shipping agent, including surety bonding requirements. The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation, as an indirect ocean cargo carrier, under the FMC tariff filing and surety bond requirements, which require the Company to abide by tariffs filed with the FMC specifying the rates which may be charged to customers.

Customers and Marketing

The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1994, the Company shipped goods for more than 60,000 customer accounts, none of which accounted for more than 5% of the Company's revenues. The Company markets its services worldwide through an international sales organization consisting of approximately 510 full-time salespersons (as of December 31, 1994), supported by the sales efforts of senior management and the Company's country, regional, branch and district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of heavy cargo.

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

Currency and Other Risk Factors

The Company operates in many countries throughout the world, resulting in significant funds to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or convertible at all, into US dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time, and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts. See Note 13 to the Consolidated Financial Statements.

In addition, the Company's business requires good working relationships with the airlines, which are its largest trade creditor as a group. To the extent that the airlines decrease cargo space available to forwarders, cut back cargo or passenger flights or enter the forwarding business themselves, the airfreight forwarding business could be adversely affected. The Company considers its working relationship with the airlines to be good.

Employees

As of December 31, 1994, the Company employed 4,783 people, of whom 3,391 were based at locations outside the United States, including 1,483 in the United Kingdom and Europe, 835 in Asia and 1,073 in the South Pacific, South America, Africa and Canada. Of the Company's 1,392 U.S.-based employees at that date, approximately 568 were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the
International Association of Machinists and Aerospace Workers. In addition, approximately 21.0% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company considers its relationship with its employees to be satisfactory.

d)  Financial Information About Foreign and Domestic Operations

See the Company's Consolidated Financial Statements including the Notes thereto, for data related to the Company's revenues, operating profit and loss and identifiable assets.

Item 2.  Properties

The Company owns its worldwide headquarters building (approximately 38,000 square feet in area) in Darien, Connecticut, a warehouse and office facility
(approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $3.8 million mortgage, and a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $1.8 million mortgage. On January 24, 1994 the Company began construction of its new 160,000 square foot warehouse and distribution center in Singapore, which is scheduled to be completed in the second quarter of 1995.

The Company leases facilities at or near airports at 50 locations in the United States, and 132 offices in 27 other countries. Most facilities have office, loading dock and warehouse space. The principal facilities are set forth in the following table:

                                     Approximate Sq. Feet of            Lease
Location                                     Floor Space              Expiration

Amsterdam, The Netherlands   68,000 sq. ft. of warehouse and office     1998

Chicago, Illinois           116,000 sq. ft. of warehouse and office     1998

Frankfurt, Germany           37,000 sq. ft. of warehouse and office     1996

London, England              93,000 sq. ft. of warehouse and office     2002

Los Angeles, California      93,000 sq. ft. of warehouse and office     2001

Miami, Florida               87,000 sq. ft. of warehouse and office     1995

New York, New York           80,000 sq. ft. of warehouse and office     1996

Singapore                    26,605 sq. ft. of warehouse and office     1995

San Francisco, California    52,000 sq. ft. of warehouse and office     2000

The Company believes that its facilities are adequate for its needs now and in the foreseeable future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Following is a listing of the executive officers of the Company.

The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 24, 1995 by each executive officer of the Company. There are no family relationships between any Director or officer of the Company.

                                               Positions with the Company and
                                                 Business Experience for the
Name                             Age                   Past Five Years

Hendrik J. Hartong, Jr.           55       Chairman of the Company since 1985
                                           (Chief Executive Officer from 1985 to
                                           1989); General Partner since 1985 of
                                           Brynwood Management and since 1988
                                           of Brynwood Management II L.P.,
                                           entities that serve, respectively, as
                                           managing general partners of
                                           Brynwood Partners Limited
                                           Partnership and Brynwood Partners II
                                           L.P.,private investment partnerships;
                                           Director of Hurco Companies, Inc.

Guenter Rohrmann                  55       President and Chief Executive Officer
                                           of the Company since 1989 (President
                                           and Chief Operating Officer from 1985
                                           to 1989).

Dennis M. Dolan                   37       Vice President and Chief Financial
                                           Officer of the Company since 1989;
                                           U.S. Controller of the Company from
                                           1985 to 1989.

Daniel J. McCauley                60       Vice President, General Counsel and
                                           Secretary of the Company since 1991;
                                           Executive Vice President, Secretary
                                           and General Counsel, for more than
                                           five years prior to 1990, and
                                           consultant from 1990 to 1991, Emery
                                           Airfreight Corporation, Wilton, CT, a
                                           transportation company.

Paul J. Gallagher                 49       Vice President - Treasurer of the
                                           Company since 1993; Vice President-
                                           International Controller from 1989 to
                                           1993.

Walter L. McMaster                62       Vice President and Controller of the
                                           Company for more than the past five
                                           years.

Robert J. O'Connell               58       Vice President-General Manager-North
                                           America of the Company since 1989;
                                           Vice President-North America Sales of
                                           the Company from 1985 to 1989.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Since April 5, 1994, the Company's Common Stock has been traded in The Nasdaq Stock Market under the symbol: AEIC. Prior thereto the Common Stock was traded on the American Stock Exchange.

The table below indicates the quarterly high and low prices of the Common Stock for the years ended December 31, 1994 and 1993. All prices have been restated to reflect the three-for-two stock split that became effective on December 21, 1994. See Note 2 to the Consolidated Financial Statements.

                                                         Quarter
                                          1st        2nd        3rd        4th

Year Ended December 31, 1994:

High .......................           $ 15 3/4   $ 16 5/8   $ 18 7/8   $ 20
Low ........................             12 1/4     13 7/8     14 5/8     15 1/8

Year Ended December 31, 1993:

High .......................           $ 19 5/8   $ 15 1/8   $ 14 7/8   $ 14 5/8
Low ........................             12         12 1/8     12 5/8     12 1/8


At March 27, 1995, there were 969 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $22.75 per share.

On November 17, 1994, the Company's Board of Directors declared a three-for-two split of the Common Stock in the form of a 50% stock dividend. The additional shares were distributed on December 21, 1994 to shareholders of record on December 5, 1994. See Note 2 to the Consolidated Financial Statements.

During 1994, the Company declared four quarterly cash dividends on the Common Stock.

                                                                       Shares
     Date Declared    Record Date      Payment Date     Per Share    Outstanding

     Apr 06, 1994     Apr  14, 1994    Apr  29, 1994     $.033       17,385,566
     Jun 23, 1994     Jul  08, 1994    Jul  29, 1994      .040       17,414,597
     Sep 09, 1994     Oct  07, 1994    Oct  28, 1994      .040       17,426,143
     Nov 17, 1994     Jan  06, 1995    Jan  27, 1995      .040       17,449,568

The Company's agreements with its principal lenders limit the amounts available for payment of cash dividends and share repurchases. See Note 7 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data


            AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)

                                               Years Ended December 31,
                                      1994     1993      1992     1991     1990
Revenues ...................... $997,379  $725,719  $672,287  $601,939  $567,807

Net income .................... $ 22,619  $ 17,340  $ 18,633  $ 13,936  $ 11,178

Net income per common share: (1)
   Primary .................... $   1.28  $    .99  $   1.08  $    .81  $    .67
   Fully diluted .............. $   1.21  $    .97  $   1.08  $    .75  $    .65

Cash dividends declared per
  common share ................ $   .155  $   .125  $   .085  $   .050      --

Total assets .................. $380,934  $296,218  $209,736  $208,079  $192,635

Long-term debt ................ $ 83,992  $ 78,464  $  7,120  $ 24,928  $ 28,441

Stockholders' investment ...... $ 99,350  $ 78,119  $ 65,377  $ 65,270  $ 52,425


(1) Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50.0% stock dividend in each of August 1991, July 1992 and December 1994 and are based upon the weighted average number of shares of Common Stock outstanding during each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 1994 totaled $44.2 million compared to $65.2 million at December 31, 1993. The decrease was largely attributable to the Company's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result, the Company reclassified approximately $20.0 million of excess cash invested in U.S. Government securities maturing at various dates in 1996, from short-term investments to marketable securities. See
Note 1 to the Consolidated Financial Statements.

As of December 31, 1994, the Company's working capital decreased approximately $21.9 million to $58.9 million from $80.8 million at December 31, 1993. The decrease is mainly attributable to the reclassification of excess cash from short-term investments to marketable securities.

During 1994 the Company acquired, for an aggregate cash cost of $15.6 million, all the common stock of Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia, Banner International Ltd., an airfreight forwarder located in New Zealand, Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. Capital expenditures in 1994, which totaled $12.1 million, were for the acquisition of data processing equipment, facility improvements and the construction of a warehouse and distribution facility in Singapore. Capital expenditures for 1993 totaled $4.9 million. Depreciation and amortization expense (including goodwill amortization) totaled $7.6 million in 1994 and $6.3 million in 1993. Capital expenditures for 1995 are anticipated to be approximately $15.0 million.

The Company maintains a revolving credit facility which permits borrowing amounts up to a maximum of $20.0 million at any time until maturity in September, 1995. Interest on outstanding borrowings is payable at a variable rate equal, at the Company's election, to (i) the prime commercial rate in effect from time-to-time or (ii) LIBOR in effect from time-to-time plus .75%. At December 31, 1994, the Company was utilizing approximately $.5 million under this facility for letters of credit issued in connection with the Company's insurance programs. Additionally, the Company's foreign subsidiaries maintain various overdraft facilities with foreign banks which total approximately $13.5 million of which $1.4 million was utilized at December 31, 1994.

In order to manage the risk associated with foreign currency exposures, the Company purchases foreign currency forward exchange contracts. The Company does not speculate in the financial markets and therefore does not hold these contracts for trading purposes. These contracts are used principally to hedge foreign currency exposures associated with net investments in certain foreign operations and certain intercompany transactions. The hedging minimizes the impact of foreign exchange rate movements on the Company's financial position. See Note 13 to the Consolidated Financial Statements.

Management believes that the Company's available cash and sources of credit, together with expected future cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and future business acquisitions.


                            Results of Operations

1994 Compared to 1993

The  consolidated  results of airfreight  and ocean freight  activities for 1994 compared to 1993 are as follows:
                                    1994                           1993
                                   Ocean                          Ocean
                     Airfreight  Freight    Total   Airfreight  Freight    Total
                                            ($ millions)

Revenues ..............  $885.0   $112.3   $997.3       $674.3   $ 51.4   $725.7
Expenses:
 Transportation .......   623.2     84.1    707.3        457.2     39.2    496.4
 Terminal .............   134.4     17.3    151.7        112.8      7.0    119.8
 Selling, general
  and administrative ..    89.3     10.8    100.1         72.0      6.1     78.1
Operating income (loss)  $ 38.1   $   .1   $ 38.2       $ 32.3   $  (.9)  $ 31.4


Consolidated revenues in 1994 were $271.6 million (37.4%) greater than in 1993. Airfreight revenues in 1994 increased $210.7 million (31.2%) over 1993.
Airfreight  shipping  volumes  were  very  strong  in  1994,  as the  number  of airfreight shipments increased 9.8% and the total weight of cargo shipped increased 30.1% over 1993. The higher shipping volumes were attributable to increased economic activity in countries where the Company operates, particularly European countries which emerged from recession in 1994, as well as the inclusion of revenues of acquired companies. Ocean freight revenues in 1994 were $60.9 million greater than in 1993; however, since the Company initiated its ocean freight activities with the acquisition of Votainer in July of 1993, only six months of ocean freight revenues were recorded in 1993.

Gross profit (revenue less transportation expense) increased $60.7 million (26.5%) to $290.0 million in 1994 compared with 1993. Gross margin (gross profit as a percentage of revenues) decreased 2.5% to 29.0% in 1994 compared to 31.5% in 1993. The decrease in gross margin was largely due to the impact of greater weight per shipment which resulted in lower selling prices per unit of weight, and competitive pricing pressures. Internal operating expenses (terminal and selling, general and administrative) increased $53.9 million (27.2%) over 1993 due largely to the inclusion of expenses of companies acquired in 1994 and additional expenses incurred in connection with the substantially greater shipping volumes. Also, included in 1994 internal operating expense was a one - time pre - tax charge of $1.0 million for the Company's estimated proportionate withdrawal liability with respect to a multi-employer pension plan covering certain of its employees (See Note 11 to the Consolidated Financial Statements). As a percentage of revenues, internal operating expenses declined to 25.2% of revenues in 1994 from 27.2% of revenues in 1993. Consolidated operating income in 1994 was $6.8 million (21.7%) greater than in 1993 after giving effect to the one-time charge discussed above. However, excluding the one-time charge, operating profit increased 24.8%.

Net interest expense decreased $.5 million (13.4%) to $3.2 million in 1994 compared with 1993. The decrease was attributable to higher interest earned on invested funds.

The Company's effective tax rate for 1994 was 38.5% compared to 38.0% for 1993. The Company's effective tax rates fluctuate due to changes in tax rates and regulations in the countries in which it operates and the level of pre-tax profit earned in each of those countries.


United States Operations

United States revenues increased $58.8 million (19.1%) to $367.3 million in 1994 compared to 1993, reflecting a $1.9 million (5.4%) increase in domestic airfreight revenues, a $44.2 million (17.4%) increase in international airfreight revenues, and a $12.7 million (64.4%) increase in ocean freight revenues. The increases in domestic and international airfreight revenues were attributable to a 5.9% increase in the number of shipments (12.9% increase in domestic shipments and 3.2% increase in international shipments) and a 18.1% increase in the total weight of cargo shipped (14.3% increase in domestic cargo and 19.5% increase in international cargo). The increase in ocean freight revenues was attributable to the inclusion of twelve months of ocean freight revenues in 1994 compared to only six months in 1993. However, ocean freight revenues for the last six months of 1994 were $3.8 million (19.3%) below those for the comparable period in 1993. The decrease in ocean freight revenues was attributable to significant reduction in shipments received from some of the Company's competitors in freight forwarding who made up a substantial portion of the Votainer, USA customer base prior to the Company's acquisition of Votainer in July 1993. The Company has initiated sales programs in the United States to market the Company's ocean freight capabilities directly to its existing airfreight customers and other non-freight forwarding companies, thereby reducing Votainer's reliance on business received from other freight forwarders.

The increased domestic and international airfreight revenues resulted in an increase in airfreight operating income of $1.3 million (12.4%), which was partially offset by an increased ocean freight operating loss of $.8 million, resulting in a net increase of $.5 million (5.7%) in United States operating income to $10.1 million in 1994. The airfreight operating income was net of the previously-discussed $1.0 million one-time charge. Excluding this charge, United States operating income increased $1.5 million (16.1%) in 1994 compared to 1993.

Foreign Operations

Foreign revenues increased $212.8 million (51.0%) to $630.0 million in 1994 compared with 1993, reflecting a $164.6 million (42.7%) increase in airfreight revenues and a $48.2 million (152.0%) increase in ocean freight revenues. The increase in airfreight revenues was attributable to a 13.2% increase in the number of shipments and a 41.7% increase in the total weight of cargo shipped. Additionally, when converting foreign currency revenues into U.S. dollars for financial reporting purposes, the effect of a weaker U.S. dollar accounted for approximately $10.4 million of the increase in airfreight revenues. The increase in ocean freight revenues was primarily attributable to the inclusion of twelve months of ocean freight revenues in 1994 as compared to only six months in 1993.

The number of airfreight shipments and total weight of cargo shipped in the Company's Europe segment increased 8.5% and 27.6%, respectively. In the Company's Asia and Others segment, the number of airfreight shipments and total weight of cargo shipped increased 23.6% and 65.6%, respectively.

Operating income from foreign operations increased $6.3 million (29.0%) to $28.1 million for 1994 largely due to increased airfreight shipping volumes. Operating income in the Europe segment increased $3.7 million, while operating income in the Asia and Others segment increased $2.6 million.

1993 Compared to 1992

Included in the consolidated results of operations for 1993 are the ocean freight activities of Votainer for the last six months of 1993. Votainer was acquired by the Company on July 1, 1993. The consolidated results of airfreight and ocean freight activities for 1993 compared to 1992 (airfreight only) are as follows:


                                       1993
                                      Ocean               1992
                       Airfreight   Freight     Total    Total
                                          ($ millions)

Revenues ...............  $ 674.3   $  51.4   $725.7    $672.3
Expenses:
 Transportation ........    457.2      39.2    496.4     450.0
 Terminal ..............    112.8       7.0    119.8     113.2
 Selling, general
  and administrative ...     72.0       6.1     78.1      77.8
Operating income(loss)..  $  32.3    $  (.9)   $ 31.4   $31.3


Consolidated revenues increased $53.4 million (7.9%) to $725.7 million in 1993 compared with 1992. The increase in revenues was attributable to the inclusion of $51.4 million of revenues from the ocean freight operations for the last six months of 1993. Revenues from airfreight operations for 1993 were $674.3 million, largely unchanged from 1992 revenues. Airfreight revenues for 1993 were impacted by the positive effects of a 4.4% increase in the number of shipments and a 11.2% increase in the total weight of cargo shipped, which was offset by the negative effects of lower customer selling rates and the effect of weaker foreign currencies when converting foreign currency revenues into United States dollars for financial reporting purposes.

Gross profit (revenue less transportation expense) increased $7.0 million (3.1%) to $229.3 million in 1993 compared with 1992. The increase in gross profit is attributable to the inclusion of $12.2 million of gross profit from the ocean freight operations for the last six months of 1993, which was partially offset by a $5.2 million (2.3%) decrease in airfreight gross profit to $217.1 million. The decrease in airfreight gross profit was due to lower gross profit in European airfreight operations and competitive pricing pressures, which reduced gross margin (gross profit as a percentage of revenues) from 33.1% in 1992 to 32.1% in 1993.

The Company's internal operating expenses (terminal and selling, general and administrative) increased $6.9 million (3.6%) to $197.9 million in 1993 compared to 1992. The increase was due entirely to the inclusion of $13.0 million of internal operating expenses from the ocean freight operations for the last six months of 1993, which more than offset a $6.1 million (2.3%) reduction in internal operating expenses attributable to the Company's airfreight operations. The latter category of expenses benefitted from the effects of weaker foreign currencies when converting foreign currency expenses into United States dollars for financial reporting purposes as well as lower employee incentive compensation expense. Operating income for 1993 was $31.4 million, unchanged from 1992 operating income, with the $.9 million loss from ocean freight operations being offset by a $1.0 million improvement in airfreight operating income.

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

United States Operations

United States revenues increased $37.8 million (14%) to $308.5 million in 1993 compared to 1992. The increase in United States revenues was comprised of a $6.2 million (21.6%) increase in domestic airfreight revenues, an $11.9 million (4.9%) increase in international airfreight revenues, and the inclusion of $19.7 million of ocean freight revenues for the last six months of 1993. The increase in United States airfreight revenues was attributable to a 5.5% increase in the number of shipments (18.1% increase in domestic shipments and 1.0% increase in international shipments) and a 14.0% increase in the total weight of cargo shipped (30.0% increase in domestic cargo and 9.0% increase in international cargo).

The increased domestic and international airfreight shipping volumes resulted in an increase in airfreight income of $1.8 million (19.4%), which was partially offset by a $1.2 million ocean freight operating loss, resulting in an overall increase in United States operating income of $.6 million (6.0%) to $9.6 million in 1993.

Foreign Operations

Foreign revenues increased $15.6 million (3.9%) to $417.3 million in 1993 compared with 1992. The increase in revenues was attributable to the inclusion of $31.7 million of ocean freight revenues for the last six months of 1993, which was offset by a $16.1 million (4.0%) decrease in foreign airfreight revenues. The decrease in foreign airfreight revenues was attributable to the Company's European operations, where weaker foreign currencies, particularly the British Pound, accounted for a reduction of $20.7 million (8.6%) in European airfreight revenues when European revenues were converted to United States dollars for financial reporting purposes. The number of shipments and total weight of cargo shipped by the Company's European airfreight operations increased 3.2% and 15.4%, respectively. In the Company's Asia and Others segment, revenues increased $19.4 million (12.1%) to $180.0 million in 1993 compared to 1992. This increase was attributable to the inclusion of $14.8 million of ocean freight revenues for the last six months of 1993 and a $4.6 million increase in airfreight revenues. The number of airfreight shipments handled by the Company's Asia and Others operation increased 3.0%, while the total weight of cargo shipped by these operations was unchanged from 1992.

Operating income from foreign operations decreased $.4 million (2.1%) to $21.8 million for 1993 compared with 1992. The decline in foreign operating income was due entirely to a $1.7 million decrease in European airfreight operating income, which was partially offset by a $.9 million increase in Asia and Others airfreight operating income and $.4 million operating income in foreign ocean freight operations.

In Europe, five of the Company's seven wholly-owned European subsidiaries reported lower operating results in 1993 when compared with 1992, including an operating loss incurred by the Company's German subsidiary. These declines were directly attributable to the continuing economic recession in most European countries, particularly Germany, and resulting competitive pricing pressures. The operating results in the Company's United Kingdom and Holland airfreight operations, which comprised 53.7% of 1993 European revenues and 89.8% of 1993 European operating profit, were largely unchanged from 1992.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth at the pages indicated in Item 14(a) of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The Company's definitive Proxy Statement to be issued in conjunction with the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Executive Compensation

The Company's definitive Proxy Statement to be issued in conjunction with the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company's definitive Proxy Statement to be issued in conjunction with the 1995 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The Company's definitive Proxy Statement to be issued in conjunction with the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

(a) The following documents are filed as a part of this report on Form 10-K.

    (1)  Financial Statements:                                           Page

         Report of Independent Public Accountants                         F-1

         Consolidated Balance Sheets as of December 31, 1994 and 1993.    F-2

         Consolidated Statements of Operations for the years ended
         December 31, 1994, 1993 and 1992.                                F-3

         Consolidated Statements of Stockholders' Investment for the
         years ended December 31, 1994, 1993 and 1992.                    F-4

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1994, 1993 and 1992.                                F-5

         Notes to Consolidated Financial Statements                       F-6


    (2)  Financial Statement Schedules:


         Schedule II - Valuation and Qualifying Accounts.                 F-21


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

     a. Employment Agreement, effective January 1, 1986, between the Company and Hendrik J. Hartong, Jr. (Incorporated herein by reference to Exhibit 10 (iii) to the Company's Current Report on Form 8-K, filed March 22, 1992)

     b. Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann. (Incorporated herein by reference to Exhibit 10
         (iv) to the Company's Current Report on Form 8-K filed March 22, 1991)

     c. Non-Qualified Stock Option Agreement, dated January 14, 1988, between the Company and Mr. Hartong. (Incorporated herein by reference to Exhibit 10 (vi) to the Company's Current Report on Form 8-K filed March 2, 1990)

     d. Non-Qualified Stock Option Agreement, dated June 20, 1984, between the Company and Mr. Rohrmann. (Incorporated herein by reference to Exhibit 10(ii) to the Company's Report on Form 8-K filed March 22, 1991)

     e.  Non-Qualified Stock Option Agreement,  dated January 19, 1988,  between
         the  Company  and  Mr. Rohrmann.   (Incorporated herein by reference to
         Exhibit 10(vii) the Company's Report on Form 8-K filed March 2, 1990)

     f. Air Express International Corporation Employees' 1981 Incentive Stock Option Plan. (Incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K, dated April 12, 1985)

     g. Air Express International Corporation 1984 International Employees' Stock Option Plan. (Incorporated herein by reference to the Company's Proxy Statement, dated July 18, 1984, furnished to stockholders in connection with the Annual Meeting of Stockholders held on August 9,
         1984)

     h. Loan Agreement, dated as of December 31, 1981, between the Company and the Connecticut Development Authority, as amended. (Incorporated herein by reference herein to Exhibit 10(i) to the Company's Report on Form 8-K filed March 22, 1991)

     i. Lease Agreement, entered into in June 1986, between the Company and The Port Authority of New York and New Jersey for Hangar 5, John F. Kennedy Airport.(Incorporated herein by reference to Exhibit A to the Company's Report Form 8-K filed March 19, 1987)

     j. Air Express International Corporation Employees' 1991 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1991. (Incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991).

     k. Credit Agreement, dated as of September 17, 1992, among the Company, the Guarantors named therein and Pittsburgh National Bank.(Incorporated herein by reference to Exhibit 4(e) of the Company's Registration Statement on Form S-3, dated December 22, 1992)

     21. List of Subsidiaries of the Registrant.  Exhibit 21.

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



                                           AIR EXPRESS INTERNATIONAL CORPORATION
                                                          Registrant




                                    By: /s/           Dennis M. Dolan
                                                      Dennis M. Dolan
                                                     Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)



                                    By: /s/         Walter L. McMaster
                                                    Walter L. McMaster
                                                Vice President and Controller
                                               (Principal Accounting Officer)







Date:  March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                          Title                          Date


/s/ John M. Fowler                 Director                       March 30, 1995
   (John M. Fowler)


/s/ Hendrik J. Hartong, Jr.        Chairman of the Board
   (Hendrik J. Hartong, Jr.)       of Directors                   March 30, 1995


/s/ Donald J. Keller               Director                       March 30, 1995
   (Donald J. Keller)


/s/ Andrew L. Lewis IV             Director                       March 30, 1995
   (Andrew L. Lewis IV)


/s/ Richard T. Niner               Director                       March 30, 1995
   (Richard T. Niner)


/s/ Guenter Rohrmann               President, Chief Executive
   (Guenter Rohrmann)              Officer, and Director
                                   (Principal Executive Officer)  March 30, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Air Express International Corporation:


We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     ARTHUR ANDERSEN LLP


New York, New York
March 23, 1995


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
(Dollars in thousands)

                                                           1994         1993
Assets

Current assets:
 Cash and cash equivalents ........................   $  44,168    $  55,063
 Short-term investments ...........................        --         10,109
 Accounts receivable (less allowance for
  doubtful accounts of $3,290 and $2,846) .........     206,012      150,969
 Other current assets .............................       2,938        3,224
     Total current assets .........................     253,118      219,365
Investment in unconsolidated affiliates ...........       9,370        7,595
Marketable securities .............................      19,961         --
Property, plant and equipment (less accumulated
  depreciation and amortization of $37,057
  and $34,096) ....................................      39,599       27,323
Deposits and other assets .........................       6,957        4,604
Goodwill (less accumulated amortization
  of $6,403 and $4,674) ...........................      51,929       37,331
     Total assets .................................   $ 380,934    $ 296,218

Liabilities and stockholders' investment

Current liabilities:
 Current portion of long-term debt ................   $   2,029    $   1,509
 Bank overdrafts payable ..........................       1,399          594
 Transportation payables ..........................     101,657       69,640
 Accounts payable .................................      34,087       27,967
 Accrued liabilities ..............................      43,988       28,250
 Income taxes payable .............................      10,991       10,587
     Total current liabilities ....................     194,151      138,547
 Long-term debt ...................................      83,992       78,464
 Other liabilities ................................       3,441        1,088
     Total liabilities ............................     281,584      218,099

Stockholders' investment:
 Capital stock -
 Preferred (authorized 1,000,000 shares,
   none outstanding) ..............................        --           --
 Common, $.01 par value (authorized 40,000,000
   shares, issued 19,620,526 and 19,474,620 shares)         196          195
 Capital surplus ..................................      41,998       41,193
 Cumulative translation adjustments ...............     (11,442)     (12,282)
 Retained earnings ................................     108,600       88,657
                                                        139,352      117,763

 Less: 2,184,208 and 2,167,773 shares of treasury
     stock, at cost ...............................     (40,002)     (39,644)
     Total stockholders' investment ...............      99,350       78,119
     Total liabilities and stockholders' investment   $ 380,934    $ 296,218


See Notes to Consolidated Financial Statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(Dollars in thousands, except per share data)


                                                1994         1993         1992

Revenues ...............................   $ 997,379    $ 725,719    $ 672,287
Operating expenses:
 Transportation ........................     707,338      496,459      450,004
 Terminal ..............................     151,769      119,814      113,203
 Selling, general and administrative ...     100,027       78,075       77,801
                                             959,134      694,348      641,008
 Operating income ......................      38,245       31,371       31,279

Other income (expense)
 Interest expense, net .................      (3,201)      (3,698)      (2,179)
  Other, net ...........................       1,735          308          783
                                              (1,466)      (3,390)      (1,396)
Income before provision for income taxes      36,779       27,981       29,883

Provision for income taxes .............      14,160       10,641       11,250
Net income .............................   $  22,619    $  17,340    $  18,633

Net income per common share:
  Primary ..............................   $    1.28    $     .99    $    1.08

  Fully diluted ........................   $    1.21    $     .97    $    1.08


See Notes to Consolidated Financial Statements.





                             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                        Cumulative
                                      Common Stock                   Capital  Translation     Retained    Treasury
                                            Shares       Amount      Surplus  Adjustments     Earnings      Stock         Total
(Dollars in thousands)

Balance, December 31, 1991 ............ 15,807,685   $      158   $   17,127   $   (8,335)  $   56,320   $    --      $   65,270

  Exercise of common stock options ....    513,877            6        3,681         --           --          (704)        2,983
  Additional issue ....................  3,068,111           31       19,969         --           --          --          20,000
  Translation of foreign currency
     financial statements .............       --           --           --         (2,424)        --          --          (2,424)
  Purchase of treasury shares .........       --           --           --           --           --       (37,585)      (37,585)
  Dividends declared ($.085 per share)        --           --           --           --         (1,500)       --          (1,500)
  Net income for the year .............       --           --           --           --         18,633        --          18,633


Balance, December 31, 1992 ............ 19,389,673          195       40,777      (10,759)      73,453     (38,289)       65,377

  Exercise of common stock options ....     81,627         --            378         --           --          --             378
  Purchase of treasury stock ..........       --           --           --           --           --        (1,355)       (1,355)
  Translation of foreign currency
     financial statements .............       --           --           --         (1,523)        --          --          (1,523)
  Issuance of common stock for previous
    year's stock bonus plan ...........      3,320         --             38         --           --          --              38
  Dividends declared ($.125 per share)        --           --           --           --         (2,136)       --          (2,136)
  Net income for the year .............       --           --           --           --         17,340        --          17,340


Balance, December 31, 1993 ............ 19,474,620          195       41,193      (12,282)      88,657     (39,644)       78,119

  Exercise of common stock options ....    145,906            1          805         --           --          --             806
  Purchase of treasury stock ..........       --           --           --           --           --          (358)         (358)
  Translation of foreign currency
     financial statements .............       --           --           --            840         --          --             840
  Dividends declared ($.155 per share)        --           --           --           --         (2,676)       --          (2,676)
  Net income for the year .............       --           --           --           --         22,619        --          22,619


Balance, December 31, 1994 ............ 19,620,526   $      196   $   41,998   $  (11,442)  $  108,600   $  (40,002)  $   99,350



See Notes to Consolidated Financial Statements.

                 AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(Dollars in thousands)

                                                            1994           1993        1992
Cash flows from operating activities:
  Net income ........................................   $ 22,619       $ 17,340    $ 18,633
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ..................      6,224          5,333       6,256
     Amortization of goodwill .......................      1,414            973         798
     Deferred income taxes ..........................     (1,577)           (18)       (611)
     Undistributed (earnings) losses of affiliates ..     (1,039)          (140)        196
     (Gains) losses on sales of assets, net .........         41           (116)        (46)
     Other, net .....................................        407         (1,592)        808

   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, net     (38,851)        (6,439)     (8,649)
     Decrease (increase) in other current assets ....        850          1,415      (1,588)
     Increase (decrease) in transportation payables .     25,291          2,005       6,947
     Increase (decrease) in accounts payable ........     (1,729)        (7,788)      3,806
     Increase (decrease) in accrued liabilities .....     10,957            719       1,131
     Increase (decrease) in income taxes payable ....       (415)           873        (280)
     Increase (decrease) in other liabilities .......      1,567           --          --
       Total adjustments ............................      3,140         (4,775)      8,768

     Net cash provided by operating activities ......     25,759         12,565      27,401

Cash flows from investing activities:
  Business acquisitions, net of cash acquired .......    (14,992)       (12,825)       --
  Sale (purchases) of short-term investments ........     10,109        (10,109)       --
  Gains (losses) from hedging activities ............     (1,110)           668         142
  Proceeds from sales of assets .....................        588            353       1,053
  Capital expenditures ..............................    (12,076)        (4,924)    (15,189)
  Investment in affiliates ..........................       --              (63)       (424)
  Purchase of marketable securities .................    (19,961)          --          --

     Net cash used in investing activities ..........    (37,442)       (26,900)    (14,418)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving
   credit agreement .................................       --           (5,000)      5,000
  Net borrowings (repayments) in bank overdrafts
   payable ..........................................     (1,068)        (1,256)      1,888
  Additions to long-term debt .......................      4,575         72,414       6,856
  Payment of long-term debt .........................     (1,776)        (7,467)    (23,420)
  Issuance of common stock ..........................        806            416      23,687
  Payment of cash dividends .........................     (2,555)        (1,963)     (1,395)
  Purchase of treasury stock ........................       (358)        (1,355)    (38,289)

     Net cash (used) provided in financing activities       (376)        55,789     (25,673)

Effect of foreign currency exchange rates on cash ...      1,164           (504)       (685)

Net increase (decrease) in cash and cash equivalents     (10,895)        40,950     (13,772)

Cash and cash equivalents at beginning of year ......     55,063         14,113      27,885

Cash and cash equivalents at end of year ............   $ 44,168       $ 55,063    $ 14,113


See Notes to Consolidated Financial Statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands,
except per share data)


(1)  Summary of Significant Accounting Policies:

Principles of Consolidation -

The consolidated financial statements include the accounts of Air Express International Corporation and its majority-owned subsidiaries (the "Company"), all of which conduct operations in a single line of business, freight forwarding. All significant intercompany accounts and transactions have been eliminated. Investments in 20.0% to 50.0% owned affiliates are accounted for using the equity method.

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

                                                       Estimated Useful Life

          Buildings and improvements                         25-40 years
          Furniture and fixtures                              3-10 years
          Automotive equipment                                3-5  years
          Terminal and data processing equipment              3-5  years
          Leasehold improvements                      Life of lease or estimated
                                                        useful life, if shorter

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

Goodwill -

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

Marketable Securities -

The Company has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result, the Company has investments of approximately $20,000,000 in U.S. Government securities, maturing at various dates in 1996, classified as "Held-to-Maturity" and carried at amortized cost. The total amortized cost, gross unrealized holding losses and aggregate fair values are (in millions) $19.9, $.4, and $19.5, respectively. There was no impact from the adoption of this standard either on shareholder's investment or net income.

Reclassification and Restatement -

Certain prior year amounts have been reclassified to conform with the current year presentation. Additionally, all share and per share information has been restated to reflect a three-for-two split of the Company's common stock (See
Note 2).

(2)  Common Stock Split:

On November 17, 1994, the Company's Board of Directors declared a three-for-two split of the Company's common stock, payable in the form of a stock dividend. The additional shares were distributed on December 21, 1994 to shareholders of record on December 5, 1994. Accordingly, all share and per share information throughout the consolidated financial statements have been restated to reflect this split.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(3)  Earnings Per Share:

Primary earnings per share are computed by dividing net income by the weighted average common and common equivalent shares outstanding during the year. In 1994 and 1993, fully diluted earnings per share have been calculated assuming the conversion of the convertible subordinated debentures outstanding in those years, and the elimination of the related interest expense, net after tax, which approximates $2.9 million and $2.7 million, respectively.

The primary and fully diluted earnings per share and number of common and common equivalent shares were as follows:

                                              1994    1993    1992
Earnings per share:
Primary ...............................     $ 1.28  $  .99  $ 1.08
Fully diluted .........................     $ 1.21  $  .97  $ 1.08

Common and common share
 equivalents (in thousands)

Weighted average shares outstanding ...     17,403  17,330  17,019
 Common share equivalents .............        227     208     251

 Primary ..............................     17,630  17,538  17,270

 Shares issuable with respect to
  subordinated convertible securities
  and additional common share
  equivalents .........................      3,406   3,018    --

Fully diluted .........................     21,036  20,556  17,270


(4)  Business Acquisitions:

During 1994 the Company acquired, for a total of approximately $15.6 million in cash, a 100.0% ownership in Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia, Banner International Ltd., an airfreight forwarder located in New Zealand, Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and a 75.0% ownership in Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. The acquisitions have been accounted for as purchases; the cost of which has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $12.4 million. The results of operations for these companies are included in the consolidated statement of income from the acquisition dates forward.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(5)  Regional Operations:

Revenues, operating income and identifiable assets are set forth below by geographic area. Revenues for international shipments are recorded in the country of origin. Certain prior year amounts have been reclassified to conform with the current year presentation. Domestic U.S.A. revenues represent airfreight forwarding only. All revenues for 1992 represent airfreight forwarding only.


                                                Year Ended December 31,
                                            1994          1993         1992
Revenues:

U.S.A.
  Domestic ........................    $  36,946     $  35,051    $  28,835
  International Exports ...........      330,303       273,414      241,781
  Total U.S.A. ....................      367,249       308,465      270,616

Europe ............................      324,025       237,242      241,035
Asia and others ...................      306,105       180,012      160,636
  Total foreign ...................      630,130       417,254      401,671
Total revenues ....................    $ 997,379     $ 725,719    $ 672,287

Operating  income:

U.S.A. ............................    $  10,133     $   9,588    $   9,040
Europe.............................       15,735        12,014       13,573
Asia and others ...................       12,377         9,769        8,666
 Total foreign ....................       28,112        21,783       22,239

Total operating income ............    $  38,245     $  31,371    $  31,279


                                                      December 31,
                                            1994          1993         1992
Identifiable assets:

U.S.A. ............................    $ 125,862     $ 115,348    $  60,254
Europe ............................      121,946        96,706       84,193
Asia and others ...................      123,756        76,569       57,858
  Total foreign ...................      245,702       173,275      142,051

 Investment in unconsolidated
  affiliates ......................        9,370         7,595        7,431
Total assets ......................    $ 380,934     $ 296,218    $ 209,736


At December 31, 1994, net assets of foreign subsidiaries including intercompany accounts deemed to be long-term investments amounted to approximately $69.9 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(6)  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, is as follows:

                                                            December 31,
                                                        1994            1993

Buildings and improvements ......................    $20,659         $13,543
Leasehold improvements ..........................      7,443           6,144
Automotive equipment ............................      4,925           4,328
Furniture and fixtures ..........................     11,636          10,121
Terminal and data processing equipment ..........     26,120          22,252

                                                      70,783          56,388

Less accumulated depreciation and amortization ..     37,057          34,096

                                                      33,726          22,292

Land ............................................      5,873           5,031

Property, plant and equipment, net ..............    $39,599         $27,323


(7)  Revolving Credit Loan Agreement and Other Short-term
      Borrowing Facilities:

The Company maintains a Revolving Credit Loan Agreement having an expiration date of September 1995 (the "Agreement") with a U.S. bank which provides for maximum borrowings of $20.0 million. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus .75%. The commitment fee for the unused portion of the credit facility is .25% per annum.

The Agreement contains restrictions and limitations relating to working capital, dividends, investments, capital expenditures, and other borrowings. The Agreement also contains affirmative covenants relating to adjusted tangible net worth, ratio of non-subordinated debt to adjusted tangible net worth, and a minimum required current ratio of 1:1. The Company is in compliance with all the conditions of the Agreement. Payments of cash dividends and the purchase of treasury stock are limited to 50.0% of consolidated net income earned after September 30, 1992. Accordingly, $15.2 million was available at December 31, 1994 for payments of cash dividends, and purchase of treasury stock. At December 31, 1994, the Company was utilizing approximately $.5 million under this facility for letters of credit issued in connection with the Company's insurance programs.

In addition to the above, a number of the Company's foreign subsidiaries have unsecured short- term overdraft facilities with foreign banks which total $13.5 million at December 31, 1994. The largest single facility, extended to the Company's German subsidiary, was $4.2 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1994, outstanding borrowings from these facilities were $1.4 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(8)  Long-Term Debt:

Long-term debt consists of the following:

                                                           December 31,
                                                       1994             1993
Term loan Singapore - principal paid
  semi-annually through 2000, bearing
  interest at 5.55% ..............................   $ 4,924         $   239
Convertible Subordinated Debentures
  due 2003, bearing interest at 6%, net of
  unamortized discount of $1,891 and $2,121 ......    72,859          72,629
Mortgage Australia - principal of $126 paid
  quarterly through 2002, bearing interest
  at 10.2 % payable monthly ......................     3,781           3,752
Mortgage Holland - principal of $55 paid
  quarterly through 2002, bearing interest
  at 8.51% .......................................     1,751           1,761
Other long-term debt .............................     2,706           1,592

                                                      86,021          79,973

Less current portion .............................    (2,029)         (1,509)

                                                     $83,992         $78,464

The maturities of long-term debt are as follows:

                 Year Ending                        Principal
                 December 31,                        Amount

                     1995                           $  2,029
                     1996                              2,624
                     1997                              2,420
                     1998                              2,299
                     1999 and beyond                  76,649
                                                    $ 86,021

The Singapore term loan is secured by a warehouse and distribution facility being constructed and due for completion in the second quarter of 1995 at an estimated cost of $6.5 million.

The Australia mortgage is secured by land and building with a net book value of $6.9 million at December 31, 1994, used in the operations of the Company's Australia subsidiary.

The Holland mortgage is secured by land and building in Venlo, Holland, with a net book value of $2.7 million at December 31, 1994.

On January 28, 1993, the Company issued and sold $74.8 million aggregate principal amount of its 6.0% Convertible Subordinated Debentures due 2003 (the "Debentures") and received net (after commissions and expenses) receipts from

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(8)  Long-Term Debt - continued:

from the sale of the Debentures of $72.5 million (before deduction of expenses). The Debentures are convertible into Common Stock of the Company through maturity, unless previously redeemed, at $22.7083 per share, subject to adjustment. Interest on the Debentures is payable on January 15 and July 15, commencing July 15, 1993.

The Debentures are not redeemable prior to January 15, 1996. Thereafter, the Debentures will be redeemable on at least 30 days' notice at the option of the Company, in whole or in part at any time, initially at 104.2% and at decreasing prices thereafter to 100.0% at maturity, in each case together with accrued interest. The Debentures also may be redeemed at the option of the holder if there is a Fundamental Change (as defined) at declining redemption prices, subject to adjustment, together with accrued interest.

The net proceeds were used, in part, to repay outstanding revolving credit balances, and for general corporate purposes, which may include additions to working capital, enhancement of facilities and operations, and possible acquisitions of other companies in the same or related businesses.

At December 31, 1994, the fair value of the Company's long-term debt amounted to $88.2 million compared to the carrying amount of $86 million. The difference was attributable to the quoted market price of the Debentures.

Interest expense on long-term debt for the years ended December 31, 1994, 1993 and 1992 was $5.2 million, $5.7 million and $2.4 million, respectively.

(9)  Common Stock Option Plans:

The 1981 Employees' Incentive Stock Option Plan authorized the granting of stock options to officers and employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. There were 126,416 options outstanding, all of which were exercisable at December 31, 1994. There are no options available for future grant under this plan.

The 1984 International Employees' Stock Option Plan ("International Plan") authorizes the granting of stock options to officers and employees at prices equal to or greater than the fair market value of the common stock on the date of grant. There were 399,374 options outstanding, of which 83,068 were exercisable at December 31, 1994. There are no options available for future grant under this plan.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(9) Common Stock Option Plans - continued:

The 1991 Employees' Incentive Stock Option Plan, authorizes the granting of stock options and or stock appreciation rights ("SAR'S") to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. There were 446,157 options outstanding, of which 82,642 were exercisable at December 31, 1994. Options for 660,562 shares were available for future grant at December 31, 1994, under this plan. To date no SAR'S have been granted.

At December 31, 1994, 1,632,509 shares of common stock were reserved for issuance pursuant to the Company's option plans.

Option activity is summarized as follows:


                                                           1994            1993

Options outstanding, beginning of year .........        961,860         395,957
Options granted ................................        216,000         672,000
Options exercised ..............................       (145,906)        (81,627)
Options canceled or expired ....................        (60,007)        (24,470)
Options outstanding, end of year ...............        971,947         961,860

Exercise price of options exercised ............  $4.26 -$12.92  $3.93 - $ 7.22
Exercise price of options outstanding,
 end of year ...................................  $4.29 -$18.50  $4.26 - $18.50


                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(10)  Income Taxes:

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Foreign subsidiaries file separate corporate income tax returns in their respective countries.

The components of income before provision for income taxes and the current and deferred components of the provision for income taxes were as follows:

                                                   Years Ended December 31,
                                                 1994        1993        1992
Income before provision for income
 taxes:
       U.S. ...............................    $ 11,286    $  7,702   $  4,687
       Foreign ............................      25,493      20,279     25,196
                                               $ 36,779    $ 27,981   $ 29,883
  Current provision:
       U.S. Federal .......................    $  5,383    $  3,227   $  1,477
       Foreign ............................       9,215       7,041      8,900
       State ..............................       1,073         688        529
                                               $ 15,671    $ 10,956   $ 10,906

  Deferred provision:
       U.S. Federal .......................    $ (1,190)   $   (337)  $    339
       Foreign ............................        (158)         80          5
       State ..............................        (163)        (58)         -
                                               $ (1,511)   $   (315)  $    344

  Total provision for income taxes.........    $ 14,160    $ 10,641   $ 11,250

The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:

                                                    Years Ended December 31,
                                                   1994      1993       1992

Net change in allowance for doubtful
  accounts and other reserves ................  $(2,378)   $ (574)    $ (725)
Undistributed earnings of unconsolidated
  affiliates .................................      343       (34)        64
Accelerated depreciation .....................        7       681        756
Net unrealized foreign exchange gains ........      517      (388)       249

                                                $(1,511)   $ (315)    $  344

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(10)  Income Taxes - continued:

The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 34.3% for 1994, 35.0% for 1993 and 34.0% for 1992 is attributable to the following:

                                                    Years Ended December 31,
                                                  1994        1993       1992
Income before provision for income taxes ...  $ 36,779    $ 27,981   $ 29,883

Tax provision computed at statutory rate ...  $ 12,615    $  9,793   $ 10,161

Increases (reductions) in tax provision
 due to:
   Net operating losses for which no tax
       benefit has been recognized .........       961         589        207
   Goodwill amortization ...................       375         271        288
   Other nondeductible expenses ............       645         359        369
   Foreign income taxed at different rates .      (776)       (781)      (426)
   State income tax, net of Federal tax
       benefit .............................       910         630        529
   Other ...................................      (570)       (220)       122
Total provision for income taxes ...........  $ 14,160    $ 10,641   $ 11,250

For tax reporting  purposes,  the Company and its  subsidiaries  had  available,
dependent  upon  future  taxable  income,   the  following  net  operating  loss
carryforwards and foreign tax credits as of December 31, 1994:

             Expiring In      Net Operating Losses       Foreign Tax Credit

                1995               $      -                   $  303
                1997                    266                        -
                1998                  1,085                      480
                1999                    146                        -
                2000                     65                        -
                2001                    106                        -
                2007                    233                        -
                2008                    935                        -
                No Expiration         9,033                        -
                                   $ 11,869                   $  783

The net operating losses consist of $3,265 incurred by the Pandair companies prior to the December 23, 1987 acquisition and $2,922 incurred by Votainer companies prior to the July 1, 1993 acquisition. Future utilization of Pandair and Votainer losses will be treated as a reduction of goodwill. The use of any loss carryforwards or foreign tax credits is dependent upon future taxable income in the applicable taxing jurisdiction.

The Company's Federal income tax returns for 1988, 1989 and 1990 are currently under review by the Internal Revenue Services (IRS). While the IRS has raised several issues involving significant amounts of additional tax, the management

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(10)  Income Taxes - continued:

of the Company is of the opinion that the ultimate outcome of this review will not result in any material additional charge to reported earnings.

Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $83.6 million at December 31, 1994.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", by restating financial statements of prior periods. The new standard requires that an asset and liability approach be applied in accounting for income taxes.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities were as follows:

                                                           December 31,
                                                         1994         1993
Deferred tax assets:
Reserve for doubtful accounts and
 other operating reserves ........................    $ 2,339      $   566
Realized foreign exchange gain or loss ...........          3          298
Net operating losses .............................      4,139        4,138
Foreign tax credits ..............................        783          303
Depreciation .....................................        382          432
Undistributed earnings of affiliates .............          -           13
     Total deferred tax assets ...................      7,646        5,750
Valuation allowance for deferred tax assets ......     (4,442)      (4,441)
     Net deferred tax asset (included in
      "Deposits and Other Assets") ...............    $ 3,204      $ 1,309

Deferred tax liabilities:
Realized foreign exchange gain or loss ...........    $   398      $  --
Depreciation .....................................         91           17
Operating reserves ...............................        103          582

Undistributed earnings of affiliates .............        336         --
Amortization of post-acquisition purchase costs ..        525          470
Other ............................................         19           19
     Total deferred tax liabilities
       (included in "Other Liabilities") .........      1,472        1,088
Net deferred tax (asset) .........................    $(1,732)     $  (221)

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11)  Retirement Plans:

The Company maintains a 401 (k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3.0% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3.0% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $1.3 million in 1994, $1.3 million in 1993, and $1.2 million in 1992.

Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.3 million for each of the years ended December 31, 1994, 1993 and 1992. These amounts were determined by the union contracts, and the Company does not administer or control the funds in any way. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. The Company has been advised by the trustees of one multi- employer pension plan to which the Company contributes, that the present value of the Plan's liabilities for vested benefits is significantly in excess of the Plan's assets. In the fourth quarter of 1994, the Company initiated a withdrawal from this pension plan and incurred a pre-tax charge of $1.0 million for its estimated portion of the unfunded vested liability. The actual withdrawal liability to be assessed to the Company is not expected to be determined until the second half of 1995. The Company's pre-tax charge of $1.0 million represents the present value of the estimated payment of $.1 million per year for 20 years.

One foreign subsidiary maintains a defined benefit pension plan (the "Plan") which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5.0% of their annual compensation to the Plan.

The net periodic cost for the years ended December 31, 1994, 1993 and 1992 for the Plan are as follows:

                                                         December 31,
                                                 1994       1993       1992

Service cost ................................   $   543    $   495    $   713
Interest cost ...............................     1,014        858        941
Actual return on assets - losses (gains) ....     2,399     (3,820)    (1,597)
Net amortization and deferral of actuarial
 gains (losses) .............................    (3,840)     2,512        (57)
Net periodic pension cost ...................   $   116    $    45    $   -0-

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11)  Retirement Plans - continued:

The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and no contributions were made by the Company to the Plan in 1994, 1993 or 1992. The funded status of the Plan at December 31, 1994 and 1993 is summarized below:

                                                           December 31,
                                                         1994       1993

Actuarial present value of benefit obligation:
  Vested and non vested benefits ..................   $ 6,588    $ 5,732

  Accumulated benefit obligation ..................   $ 6,588    $ 5,732
  Effect of anticipated salary increases ..........     6,316      5,025
  Projected benefit obligation ....................    12,904     10,757
Plan assets at fair market value ..................    15,831     15,241
Unrecognized net gain .............................   $ 2,927    $ 4,484

The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                         December 31,
                                                 1994       1993      1992

Discount rate ..............................      9 %        9 %      10 %
Rate of increase in future compensation ....      6 %        6 %      10 %
Long-term investment return ................      9 %        9 %      11 %

Many of the Company's other foreign subsidiaries maintain either defined benefit or defined contribution plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary, and the employee if the plan is contributory. For the years ended December 31, 1994, 1993 and 1992, pension expense for these plans approximated $3.1 million, $2.3 million and $1.8 million, respectively.

The Company does not sponsor any material post-retirement benefits other than pensions. Post- employment benefits are insignificant.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(12)  Commitments and Contingencies:

The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1994, the minimum annual rentals under these long-term leases were as follows:

                               Year Ending
                               December 31,               Amount

                                   1995                  $17,125
                                   1996                   14,415
                                   1997                   11,098
                                   1998                    7,377
                                   1999                    5,339
                                   2000 and thereafter    14,269

For the years ended December 31, 1994, 1993 and 1992, rental expense for assets leased under long-term operating lease agreements approximated $15.3 million, $12.9 million and $12.5 million, respectively.

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

(13)  Foreign Currency Translation:

The Company purchases foreign currency forward exchange contracts to hedge its foreign currency exposures associated with investments in certain foreign operations and certain intercompany transactions. The Company does not use these contracts for trading purposes. At December 31, 1994, the carrying value of these contracts was $2.1 million, which approximates fair value, and is included in accrued liabilities in the accompanying balance sheet. The aggregate notional amount of these contracts, which will mature at various dates in 1995, was $48.4 million at December 31, 1994.

Gains or losses resulting from forward exchange contracts purchased to hedge investments in certain foreign subsidiaries are excluded from the statement of net income and are recorded, net of tax, directly to shareholders' investment. As a result, in 1994 the Company recognized a $1.6 million loss on these contracts compared with a $.1 million gain in 1993.

The Company recognizes, in foreign exchange gains, net, gains and losses on forward exchange contracts purchased to hedge certain intercompany transactions. In 1994, the Company recognized a $1.5 million pre-tax loss on these contracts. Additionally, both gains and losses from other foreign currency transactions and translation gains and losses of subsidiaries operating in highly inflationary economies are recognized in foreign exchange gains, net (See Note 14).

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(14)  Other Income (Expense):

Other income (expense) consists of the following:

                                                  Year Ended December 31,
                                               1994       1993       1992

Gain (loss) on sales of assets, net ......  $   (41)    $  116     $   46
Foreign exchange gains, net ..............    1,876        192        660
Other, net ...............................     (100)         -         77

                                            $ 1,735     $  308     $  783


(15)  Statement of Cash Flows:

Interest and income taxes paid were as follows:

                                                 Year Ended December 31,
                                               1994         1993       1992

Interest .................................  $ 5,314     $  3,389   $  3,142
Income Taxes .............................  $15,170     $ 10,716   $  9,356


(16)  Quarterly Revenues and Earnings (Unaudited):

                                                     Quarter
                                       1st        2nd        3rd        4th
Year Ended December 31, 1994

    Revenues ...................   $ 204,810  $ 237,999  $ 258,175   $296,395

    Operating income ...........   $   6,056  $  10,217  $  10,736   $ 11,236

    Net income .................   $   3,482  $   6,149  $   6,310   $  6,678

    Income per common share:

      Primary ..................   $     .20  $     .35  $     .36   $    .38

      Fully diluted ............   $     .20  $     .33  $     .33   $    .35


Year Ended December 31, 1993

    Revenues ...................   $ 153,344  $ 168,516  $ 192,071   $211,788

    Operating income ...........   $   5,877  $   9,496  $   7,427   $  8,571

    Net income .................   $   3,452  $   5,351  $   3,745   $  4,792

    Income per common share:

      Primary ..................   $     .19  $     .31  $     .21   $    .27

      Fully diluted ............   $     .19  $     .29  $     .21   $    .27


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(In thousands)
                                                                           Net
                                  Balance at                        Write-offs   Balance at
                                   Beginnig     Charges             Charged to          End
                                   of Perio   to Income    Other(1)   Reserves    of Period

Year ended December 31, 1994:
  Allowance for doubtful accounts .. $ 2,846     $1,111     $   239    $   906       $3,290

Year ended December 31, 1993:
  Allowance for doubtful accounts .. $ 1,759     $1,180     $ 1,083    $ 1,176       $2,846

Year ended December 31, 1992:
  Allowance for doubtful accounts .. $ 1,966     $1,577     $     -    $ 1,784       $1,759

(1) Addition to the allowance for doubtful accounts is attributable to business acquisitions which the Company made during the year.

                                EXHIBIT INDEX





Exhibit                                                      Sequential
  No.                            Description                   Page No.



  21                   List of Subsidiaries of the Registrant    46


  23                   Consent of Independent Public
                       Accountants                               47

                                                                   EXHIBIT 21



                     AIR EXPRESS INTERNATIONAL CORPORATION

                SUBSIDIARIES OF REGISTRANT AT DECEMBER 31, 1994

                                                                      Percent
                                                 Jurisdiction        of Shares
                                                     of              Owned by
          Name                                  Incorporation      Direct Parent


Air Express International USA, Inc.              Delaware              100%
Surface Freight Corporation                      Florida               100%
Air Express International (Australia)            Australia             100%
Air Express International (Belgium) N.V.         Belgium               100%
Air Express International do Brazil Ltda. S.C.   Brazil                100%
Air Express International (Canada) Limited       Canada                100%
Air Express International France S.A.            France                100%
Air Express International GmbH                   Germany               100%
Air Express International (Ireland) Limited      Ireland               100%
Air Express International Holding B.V.           The Netherlands       100%
Air Express International Limited                New Zealand           100%
Air Express International (PNG) Pty. Limited     Papua New Guinea      100%
Air Express International Corporation Del Peru S.Peru                  100%
Air Express International Singapore (Pte.) LimiteSingapore             100%
Air Express International (S.A.) Pty. Limited    South Africa          100%
Air Express International (H.K.) Limited         Hong Kong             100%
AEIC Air Cargo, Inc.                             Taiwan                100%
Air Express International (U.K.) Ltd.            United Kingdom        100%
Air Express International Limited                Switzerland           100%
Air Express International (Panama) S.A.          Panama                100%
Air Express International (Fiji) Limited         Fiji                  100%
Votainer Japan                                   Japan                  60%
Universal Airfreight AS                          Norway                 75%
AEI Ocean Services Corp.                         Delaware              100%
Air Express International Luxembourg             Luxembourg            100%
Air Express International (PVT) Limited          Zimbabwe              100%

                                                                     EXHIBIT 23








                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33- 10674, 33-10799 and 33-56114.




                                              ARTHUR ANDERSEN LLP



New York, New York
March 23, 1995