Form 10-K405/A
period 1994-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-04-26
CIK 700674

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------

                              Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1994

                                     or
[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                       Commission file number: 1-8306
                                               ------


                   AIR EXPRESS INTERNATIONAL CORPORATION
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               Delaware                             36-2074327
- -------------------------------------  -----------------------------------
   (State or Other Jurisdiction of        (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)

                             120 Tokeneke Road
                         Darien, Connecticut  06820
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

                        Common Stock, $.01 par value
- ---------------------------------------------------------------------------
                              (Title of Class)

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

The number of shares of common stock outstanding as of March 27, 1995 was 17,481,694.

                                INTRODUCTORY NOTE
                                -----------------

               This Amendment on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Air Express International Corporation (the "Company") for the fiscal year ended December 31, 1994 to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.































































     NYFS03...:\16\12316\0001\27\FRM4205R.460

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               --------------------------------------------------

          (a)    DIRECTORS OF THE REGISTRANT
                 ---------------------------
               The following table sets forth certain information concerning the directors of the Company as of April 21, 1995:


                                                                          Director
                                           Principal Occupation         Continuously
       Name                     Age       and Other Directorships           Since
       ----                     ---       -----------------------       ------------
       Hendrik J. Hartong, Jr.  56  Chairman of the Company since 1985      1985
                                    (Chief Executive Officer from 1985
                                    to 1989); General Partner since
                                    1985 of Brynwood Management and
                                    since 1988 of Brynwood Management
                                    II L.P., entities that serve,
                                    respectively, as managing general
                                    partner of Brynwood Partners
                                    Limited Partnership and Brynwood
                                    Partners II L.P., private
                                    investment partnerships. Director
                                    of Hurco Companies, Inc. and Arrow
                                    International, Inc.

       Guenter Rohrmann         56  President and Chief Executive           1985
                                    Officer of the Company since 1989
                                    (President and Chief Operating
                                    Officer from 1985 to 1989).

       John M. Fowler           46  Executive Vice President of             1985
                                    Travelers Inc. (formerly Primerica
                                    Corporation), New York, New York,
                                    since 1991 (Senior Vice President
                                    from 1986 to 1991).  Director of
                                    Transatlantic Holdings, Inc.

       Donald J. Keller         63  Chairman of the Board of Prestone       1990
                                    Products Corporation since January
                                    1995; Chairman of the Board of B.
                                    Manischewitz Company since March
                                    1993 (President, Co-Chief Executive
                                    Officer and a director from May
                                    1992 to March 1993); consultant and
                                    private investor from 1989 to May
                                    1992; President, Chief Operating
                                    Officer and a director of West
                                    Point Pepperell, Inc., a textile
                                    and apparel manufacturing and
                                    marketing company, from 1986
                                    through 1989.  Director of Sysco
                                    Corporation.
















                                                                          Director
                                           Principal Occupation         Continuously
       Name                     Age       and Other Directorships           Since
       ----                     ---       -----------------------       ------------
       Andrew L. Lewis IV       38  President, KRR Partners L.P., a         1986
                                    private investment partnership,
                                    since July 1993; independent
                                    business consultant from July 1990
                                    to March 1993; Chief Executive
                                    Officer of Environmental Management
                                    Services, an environmental
                                    consulting firm, from 1988 to 1990.
                                    Director of Hurco Companies, Inc.
                                    and Independence Blue Cross of
                                    Philadelphia.

       Richard T. Niner         56  General Partner since 1985 of           1985
                                    Brynwood Management and since 1988
                                    of Brynwood Management II L.P.,
                                    entities that serve, respectively,
                                    as managing general partner of
                                    Brynwood Partners Limited
                                    Partnership and Brynwood Partners
                                    II L.P., private investment
                                    partnerships. Director of Arrow
                                    International, Inc., Wiltek, Inc.,
                                    and Hurco Companies, Inc.



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

             The Compensation and Stock Option Committee (consisting of Messrs. Fowler, Keller and Lewis) reviews and approves the compensation of officers, including the Chief Executive Officer, reviews and approves the Company's incentive compensation plans and administers the Company's stock option plans.

             The Nominating Committee (consisting of Messrs. Fowler, Hartong, Niner and Rohrman) screens and selects candidates to stand for election as directors of the Company.

             During the fiscal year ended December 31, 1994, there were five meetings of the Board of Directors, two meetings of the Executive Committee, two meetings of each of the Audit Committee and the Compensation and Stock Option Committee and one meeting of the
     Nominating Committee.   Each director attended more than 75% of the
     meetings of the Board of Directors and of each committee thereof on which he serves.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock. To the Company's knowledge, all reports required to be so filed by such persons have been filed on a timely basis. The Company believes that all of its directors and executive officers, and those persons who beneficially owned more than ten percent of the Company's Common Stock, complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1994.

     DIRECTOR COMPENSATION

             Each director who is not an officer of the Company receives a fee of $16,000 per year and $1,000 for each day of attendance at meetings of the Board of Directors or any committee thereof.

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


























     NYFS03...:\16\12316\0001\27\FRM4205R.460

     ITEM 11.  EXECUTIVE COMPENSATION.
               ----------------------

             Annual compensation paid to executive officers of the Company consists solely of salary and bonus. Officers also receive an allowance of $6,000 per year to defray automobile expenses but do not receive any other perquisites. Long-term compensation consists solely of the grant of stock options.

                           SUMMARY COMPENSATION TABLE

             The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company for each of the years in the three-year period ended December 31, 1994, to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer in all capacities in which they served:



                                                                 Long-Term     All other
                                                                  Compen-       Compen-
                                          Annual Compensation     sation     sation($)(1)
                                          -------------------    ---------   ------------
                                                                Securities
                                                                Underlying
       Name and Principal                                      Options (# of
            Position             Year      Salary($) Bonus($)   Shares)(2)
       ------------------        ----      --------- --------  -------------
       Guenter Rohrmann -        1994      420,000    315,000      27,000       9,000
         President and           1993      400,000    350,000      45,000      14,150
         Chief Executive         1992      380,000    250,000         -        13,732
         Officer

       Hendrik J. Hartong, Jr. - 1994      260,000    202,500      18,000       9,000
         Chairman of             1993      250,000    225,000      30,000      14,150
         the Board               1992      240,000    125,000         -        13,372

       Robert J. O'Connell -     1994      180,000     50,000      13,500       9,000
         Vice President-General  1993      170,000     60,000      22,500      13,725
         Manager-North America   1992      160,000     45,000         -        12,300

       Dennis M. Dolan -         1994      140,000     31,500       9,000       9,000
         Vice President - Chief  1993      130,000     50,000      15,000      10,800
         Financial Officer       1992      120,000     25,000         -         8,700

       Daniel J. McCauley -      1994      125,000     13,500       4,500       8,310
         Vice President,         1993      120,000     20,000       7,500       7,956
         General Counsel         1992      111,000     10,000         -         4,725
         and Secretary

     ---------------------

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

            (2)   Adjusted for a three-for-two stock split in December 1994.



                           STOCK OPTION GRANTS IN 1994

             The following table sets forth information with respect to the grant of stock options during 1994 to the executive officers named in the Summary Compensation Table. All data have been adjusted to give effect to a three-for-two stock split in December 1994.




                                         Individual Grants
         -------------------------------------------------------------------------------
                                                   Percent of                              Potential Realizable Value
                                                  Total Options                            at Assumed Annual Rates of
                                     Options       Granted to      Exercise                 Stock Price Appreciation
                                     Granted        Employees     Price per    Expiration              for
         Name                      (# of Shs.)     in 1993(2)    Share($)(1)      Date          Option Term($)(3)
         -----------------------   -----------     ----------    -----------     ------        -------------------
                                                                                                5%            10%
                                                                                            ----------    ----------
         Guenter Rohrmann             27,000          15.0%         12.79       1/20/99        95,310       211,005

         Hendrik J. Hartong, Jr.      18,000          10.0%         12.79       1/20/99        63,540       140,670

         Robert J. O'Connell          13,500           8.0%         12.79       1/20/99        47,655       105,503

         Dennis M. Dolan               9,000           5.0%         12.79       1/20/99        31,770        70,335

         Daniel J. McCauley            4,500           2.5%         12.79       1/20/99        15,885        35,168

        -------------------------

        (1)   All options were granted at an exercise price equal to the market value on the date of grant.

        (2)   Options with respect to a total of 178,500 shares were granted to employees in 1994.

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

                     AGGREGATE OPTION EXERCISES IN 1994 AND
                       OPTION VALUES AT DECEMBER 31, 1994

             The following table sets forth for each of the individuals named in the Summary Compensation Table, information with respect to the exercise of stock options during 1994 and holdings of unexercised options at the end of the year. All data have been adjusted to give effect to a three-for-two stock split in December 1994.



                                   Shares
                                  Acquired                           Shares Subject              Value of Unexercised
                                     on           Value              To Unexercised                  In-the-Money
             Name               Exercise(#)   Realized($)(1)      Options at Year-End(#)       Options at Year-End($)(1)
             ----               -----------   --------------    --------------------------   -----------------------------
                                                                Exercisable  Unexercisable   Exercisable     Unexercisable
                                                                -----------  -------------   -----------     -------------
     Guenter Rohrmann  . . . .    50,625         796,837         112,500         60,750        1,588,275        245,295

     Hendrik J. Hartong, Jr. .       -              -              7,500         40,500           11,250        163,530

     Robert J. O'Connell . . .     8,438         132,814           5,625         30,375            8,438        122,648

     Dennis M. Dolan . . . . .     4,218          61,864          20,265         20,250          270,625         81,765

     Daniel J. McCauley  . . .       -              -             12,656         16,219          161,744         97,614

- ---------------------

(1)    Based on the excess of (i) the aggregate market value (closing price on the NASDAQ National Market) on December 30,
       1994 over (ii) the aggregate exercise price.


     EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

               The Company is party to an employment agreement with each of Messrs. Rohrmann and Hartong that provides for an annual base salary and such annual bonus and incentive compensation as the Board of Directors may determine. The base salary is subject to review annually and currently is $450,000 in the case of Mr. Rohrmann and $260,000 in the case of Mr. Hartong. By its terms, each agreement will expire December 31, 1997, but the expiration date will be automatically extended to December 31, 1998 unless the Board of Directors elects, within sixty days after January 1, 1996, to terminate the agreement and to pay in a lump sum the balance of the base salary due thereunder through December 31, 1997. Each agreement further provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary due through the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is currently defined in each agreement as (i) the acquisition by any person, entity or group of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               ---------------------------------------------------
               MANAGEMENT.
               ----------

               The following table sets forth as of April 21, 1995 (except as otherwise noted) information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:

                                                                       Percentage of
       Name and Address                             Shares Owned       Outstanding
       of Beneficial Owner                         Beneficially(#)      Shares(%)(1)
       -------------------                         ---------------     -------------
       Neuberger & Berman (2)  . . . . . . . .         1,655,250            9.5
        605 Third Avenue
        New York, New York 10158

       The Prudential Insurance Company
         of America (3)  . . . . . . . . . . .           981,211            5.6
        Prudential Plaza
        Newark, New Jersey 08102-3777

       Quest Advisory Corp. (4)  . . . . . . .         1,029,336            5.9
        1414 Avenue of the Americas
        New York, New York 10019

       Wellington Management Company (5) . . .         1,329,900            7.6
        75 State Street
        Boston, Massachusetts 02109

       Hendrik J. Hartong, Jr. (6). . . .              1,085,588            6.2

       Guenter Rohrmann (7)  . . . . . . . . .           319,488            1.8

       Robert J. O'Connell (8) . . . . . . . .            29,380            (12)

       Dennis M. Dolan (9) . . . . . . . . . .            51,050            (12)

       Daniel J. McCauley (10) . . . . . . . .            17,531            (12)

       John M. Fowler  . . . . . . . . . . . .            30,000            (12)

       Leo T. Heessels . . . . . . . . . . . .               -               -

       Donald J. Keller  . . . . . . . . . . .             3,375            (12)

       Andrew L. Lewis IV  . . . . . . . . . .             1,500            (12)

       Richard T. Niner (11) . . . . . . . . .         1,061,077            6.1

       All directors and executive
        officers as a group (consisting
        of 12 persons) . . . . . . . . . . . .         2,649,474           15.2

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

      (2)   Based on information set forth in a statement on Schedule 13G filed by
            Neuberger & Berman ("N&B"), at December 31, 1994 N&B owned an aggregate of 1,655,250 shares on behalf of clients for whom it acts as an investment advisor.  In addition, at that date partners of N&M owned in their personal accounts an aggregate of 55,200 shares and the Neuberger



            & Berman Profit Sharing Retirement Plan owned an additional 9,300 shares, as to all of which N&B disclaims beneficial ownership.

      (3)   Based on information set forth in a statement on Schedule 13G filed by
            The Prudential Insurance Company of America ("Prudential"), at December
            31, 1994 Prudential owned 259,149 shares for its own account and had sole or shared voting and/or dispositive power with respect to an aggregate of 722,062 additional shares held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies and/or other affiliates.

      (4)   Based on information set forth in a statement on Schedule 13G filed jointly by Quest Advisory Corp. ("Quest"), Quest Management Company
            ("QMC") and Charles M. Royce, at December 31, 1994 Quest owned an aggregate of 1,000,686 shares and its affiliate QMC owned an aggregate of 28,650 shares, in each case on behalf of clients for whom it acts as an investment advisor.  Mr. Royce may be deemed to be a controlling person of Quest and QMC and, as such, may be deemed to beneficially own the shares held by Quest and QMC, respectively.

      (5) Based on information set forth in Schedule 13G filed by Wellington Management Company ("Wellington"), at December 31, 1994 Wellington shared voting and dispositive power with respect to an aggregate of 1,329,900 shares owned by clients for whom it acts as an investment advisor.

      (6)   Includes 19,500 shares issuable upon the exercise of presently exercisable stock options, 2,203 shares issuable upon the conversion of
            $50,000 principal amount of Debentures owned by Mr. Hartong and 17,724 shares held in custodial accounts for the benefit of Mr. Hartong's children.  Also includes 712,462 shares owned by Brynwood Partners II
            L.P., a private investment partnership.  Mr. Hartong is a general partner of Brynwood Management II L.P., a limited partnership that serves as the general partner of Brynwood Partners II L.P.

      (7)   Includes 130,500 shares issuable upon the exercise of presently exercisable stock options and 1,982 shares issuable upon the conversion of $45,000 principal amount of Debentures owned by Mr. Rohrmann.

      (8)   Includes 14,625 shares issuable upon the exercise of presently exercisable stock options and 44 shares issuable upon the conversion of a Debenture, in the principal amount of $1,000, owned by Mr. O'Connell.

      (9)   Includes 9,750 shares issuable upon the exercise of presently exercisable stock options and 440 shares issuable upon the conversion of
            $10,000 principal amount of Debentures owned by Mr. Dolan.

      (10) Consists of 17,531 shares issuable upon the exercise of presently exercisable stock options.

      (11)  Includes 3,375 shares held in custodial accounts for the benefit of Mr.
            Niner's children.  Also includes 712,462 shares owned by Brynwood
            Partners II L.P.  Mr. Niner is a general partner of Brynwood Management
            II L.P., which serves as the general partner of Brynwood Partners II
            L.P.

      (12)  Less than 1%.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------

               During 1994, the Company paid to (a) Brynwood Management, a partnership of which Messrs. Hartong and Niner are general partners, $60,000 for investment banking and related services and (b) Mr. Niner $60,000 for financial advisory services.

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

                              AIR EXPRESS INTERNATIONAL CORPORATION
                                             Registrant

                              By: /s/ Daniel J. McCauley
                                 ----------------------------------------
                                   Daniel J. McCauley,
                                   Vice President, Secretary
                                    and General Counsel



     Dated:  April 26, 1995