Form 10-Q
period 1995-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-05-11
CIK 700674

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1995

                         Commission file number: 1-8306

                     AIR EXPRESS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-2074327
(State or Other of Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                  120 Tokeneke Road, Darien, Connecticut 06820
                               (203) 655-7900
  (Address of, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                     NONE
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

The number of shares of common stock outstanding as of May 10, 1995 was 17,496,548. (Net of 2,189,330 Treasury Shares)

                     AIR EXPRESS INTERNATIONAL CORPORATION
                     March 1995 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                     Page

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as at
            March 31, 1995  and December 31, 1994......................2

            Condensed Consolidated Statements of Operations -
            three months ended March 31, 1995 and 1994.................3

            Consolidated Statements of Cash Flows -
            three months ended March 31, 1995 and 1994.................4

            Notes to Condensed Consolidated Financial
            Statements.................................................5

Item 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................7

                          Part II - Other Information


Item 1.  Legal Proceedings.............................................9

Item 6.  Exhibits and Reports on Form 8-K..............................9

                                                                          Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                      March 31,     December 31,
                                                        1995            1994
                                                     (Unaudited)
Assets
Current Assets:

  Cash and cash equivalents ......................     $  41,384      $  44,168
  Accounts receivable, (less allowance for
   doubtful accounts of $3,161 and $3,290) .......       207,586        206,012
  Other current assets ...........................         3,724          2,938
     Total current assets ........................       252,694        253,118
Investment in unconsolidated affiliates ..........        10,031          9,370
Marketable securities ............................        19,961         19,961
Property, plant and equipment (less
 accumulated depreciation and amortization
 of $39,737 and $37,057) .........................        45,184         39,599
Deposits and other assets ........................         6,783          6,957
Goodwill (less accumulated amortization
   of $6,878 and $6,403) .........................        54,239         51,929
     Total assets ................................     $ 388,892      $ 380,934

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt ..............     $   2,518      $   2,029
  Bank overdrafts payable ........................         1,228          1,399
  Transportation payables ........................        98,051        101,657
  Accounts payable ...............................        38,384         34,087
  Accrued liabilities ............................        42,261         43,988
  Income taxes payable ...........................        11,696         10,991
     Total current liabilities ...................       194,138        194,151
  Long-term debt .................................        86,278         83,992
  Other liabilities ..............................         3,390          3,441
     Total liabilities ...........................       283,806        281,584

Stockholders' Investment:
  Capital stock-
  Preferred (authorized 1,000,000 shares,
   none outstanding) .............................          --             --
  Common, $.01 par value (authorized
   40,000,000 shares, issued 19,670,527
   and 19,620,526 shares) ........................           197            196
  Capital surplus ................................        42,431         41,998
  Cumulative translation adjustments .............       (10,480)       (11,442)
  Retained earnings ..............................       113,013        108,600
                                                         145,161        139,352

Less: 2,187,833 and 2,184,208 shares
  of treasury stock, at cost .....................       (40,075)       (40,002)
  Total stockholders' investment .................       105,086         99,350
  Total liabilities and stockholders'
   investment ....................................     $ 388,892      $ 380,934


                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                             1995          1994

Revenues ...........................................    $ 284,073     $ 204,810

Operating expenses:
 Transporation .....................................      203,259       143,884
 Terminal ..........................................       43,627        33,462
 Selling, general and administrative ...............       28,602        21,408

Operating income ...................................        8,585         6,056

Other income (expense):
 Interest expense, net .............................         (667)         (919)
   Other, net ......................................          386           407
                                                             (281)         (512)

Income before provision for income taxes ...........        8,304         5,544

Provision for income taxes .........................        3,191         2,062
Net income .........................................    $   5,113     $   3,482

Income per common share:
   Primary .........................................    $     .29     $     .20
   Fully diluted ...................................    $     .28     $     .20

Weighted average number of common shares (000):
   Primary .........................................       17,833        17,510
   Fully diluted ...................................       21,204        20,834



                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 4



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 1995 AND 1994

(Dollars in thousands)

                                                               1995        1994
Cash flows from operating activities:
  Net income ...........................................   $  5,113    $  3,482
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ......................      1,641       1,333
    Amortization of goodwill ...........................        419         301
    Deferred income taxes ..............................         30        (351)
    Undistributed (earnings) losses of affiliates ......          4         (50)
    (Gains) losses on sales of assets, net .............        (69)        (19)
    Other, net .........................................        522         380

    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, net ....      3,909       3,256
    Decrease (increase) in other current assets ........       (611)       (248)
    Increase (decrease) in transportation payables .....     (6,256)     (1,931)
    Increase (decrease) in accounts payable ............        695      (1,347)
    Increase (decrease) in accrued liabilities .........     (3,704)      1,023
    Increase (decrease) in income taxes payable ........        582        (498)
    Increase (decrease) in other liabilities ...........       (117)       --
     Total adjustments .................................     (2,955)      1,849

    Net cash provided by operating activities ..........      2,158       5,331

Cash flows from investing activities:
  Business acquisitions, net of cash acquired ..........         22        --
  Gains (losses) from hedging activities ...............       (522)       (105)
  Proceeds from sales of assets ........................        167          38
  Capital expenditures .................................     (6,850)     (2,328)
  Investment in affiliates .............................       (196)       --
    Net cash used in investing activities ..............     (7,379)     (2,395)

Cash flows from financing activities:
  Net borrowings (repayments) in bank overdrafts
   payable .............................................       (340)        816
  Additions to long-term debt ..........................      3,119         722
  Payment of long-term debt ............................       (610)       (312)
  Issuance of common stock .............................        434         242
  Payment of cash dividends ............................       (698)       (577)
  Purchase of treasury stock ...........................        (73)       (217)

    Net cash provided by financing activities ..........      1,832         674

Effect of foreign currency exchange rates on cash ......        605         318

Net increase (decrease) in cash and cash equivalents ...     (2,784)      3,928

Cash and cash equivalents at beginning of period .......     44,168      55,063

Cash and cash equivalents at end of period .............   $ 41,384    $ 58,991



                 The accompanying notes are an integral part
                        of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1995, the consolidated statements of operations for the three-month periods ended March 31, 1995 and 1994, and the consolidated statements of cash flows for the three-month periods ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the March 31, 1994 financial statements have been reclassified to conform to the classification of March 31, 1995.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1995.


B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profit of $124,000 for the quarter ended March 31, 1995, compared with a profit of $50,000 for the quarter ended March 31, 1994.


C.  Interest expense, net is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                        1995               1994
Interest expense .........................           $(1,450)           $(1,420)
Interest income ..........................               783                501
Interest expense, net ....................           $  (667)           $  (919)


D.    Other income (expense) is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             1995           1994
Foreign exchange gains, net ......................           $317           $388
Other, net .......................................             69             19
                                                             $386           $407



E.   Statement of cash flows - interest and income taxes paid:


                                                          Three Months Ended
                                                                March 31,
                                                         1995               1994
Interest .................................             $2,437             $2,417
Income Taxes .............................              2,856              3,065
                                                       $5,293             $5,482


F.   Subsequent Event:

     On May 3, 1995, the Company signed an agreement for the acquisition of Radix Group, Inc. ("Radix"). Radix is one of the leading companies in providing customs brokerage services in the United States with a network of 23 U.S. offices. Additionally, it provides airfreight and ocean freight forwarding services. For its fiscal year ended July 31, 1994, Radix's gross revenues were approximately $65 million.

     AEI will acquire 100% of the outstanding stock of Radix for a maximum of one million shares of AEI common stock. This transaction will be accounted for as a purchase. The closing of this acquisition is scheduled for on or about June 10, 1995 pending Hart-Scott- Rodino clearance and approval of a majority of Radix's shareholders.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

The following table shows the consolidated revenues and gross profit attributable to the Company's airfreight and ocean freight activities and the Company's expenses for the quarters ended March 31, 1995 and 1994. Revenues from customs brokerage and other related services are included in airfreight revenues. Gross profit is determined by deducting transportation expenses from revenues.

                                                 Three Months Ended March 31,
                                              1995           1994       Increase
Revenues:
Airfreight ........................       $250,353       $182,656       $ 67,697
Ocean Freight .....................         33,720         22,154         11,566
   Total ..........................       $284,073       $204,810       $ 79,263

Gross Profit:
Airfreight ........................       $ 72,503       $ 55,684       $ 16,819
Ocean Freight .....................          8,311          5,242          3,069
   Total ..........................       $ 80,814       $ 60,926       $ 19,888

Expenses:
   Terminal .......................       $ 43,627       $ 33,462       $ 10,165
   Selling, general
    and administrative ............         28,602         21,408          7,194
   Total ..........................       $ 72,229       $ 54,870       $ 17,359

Operating Profit ..................       $  8,585       $  6,056       $  2,529


Consolidated revenues for the first quarter of 1995 increased $79.3 million or 38.7% to $284.1 million when compared to the first quarter of 1994. Airfreight revenues for the first quarter of 1995 increased $67.7 million or 37.1% to $250.4 million when compared to the first quarter of 1994. The increase in airfreight revenues was attributable to a 11.2% increase in shipments and a 33.0% increase in the total weight of cargo shipped. Revenues from ocean freight operations for the first quarter of 1995 increased $11.6 million or 52.2% to $33.7 million when compared to the first quarter of 1994, due to increased shipping volumes. The higher shipping volumes were attributable to increased economic activity and the inclusion of shipping volumes of companies acquired subsequent to the first quarter of 1994.

Gross profit (revenues less transportation expense) for the first quarter of 1995 increased $19.9 million or 32.6% to $80.8 million when compared to the first quarter of 1994. Gross margin (gross profit as a percentage of revenues) decreased 1.3% to 28.4% in the first quarter of 1995 compared to 29.7% in the first quarter of 1994. The decrease in gross margin was largely due to the impact of greater weight per shipment which resulted in lower selling prices per unit of weight, and competitive pricing pressures. Gross profit from airfreight operations for the first quarter of 1995 increased $16.8 million or 30.2% to $72.5 million when compared to the first quarter of 1994. Gross profit from ocean freight operations for the first quarter of 1995 increased $3.1 million or 58.5% to $8.3 million when compared to the first quarter of 1994. The higher gross profit for both airfreight and ocean freight operations was attributable to increased shipping volumes.

Internal operating expenses (terminal, selling and general and administrative) for the first quarter of 1995 increased $17.4 million or 31.6% over the first quarter of 1994. This increase was due largely to additional expenses incurred in connection with greater shipping volumes and to the inclusion of expenses of companies acquired subsequent to the first quarter of 1994. As a percentage of revenues, internal operating expenses for the first quarter of 1995 decreased to 25.4% compared to 26.8% for the first quarter of 1994. The decrease was largely attributable to the greater efficiencies associated with the increased shipping volumes.

Interest expense, net for the first quarter of 1995 decreased approximately $.3 million compared to the first quarter of 1994. The decrease was the result of the higher rate of interest earned by the Company on its invested funds.

The effective income tax rate for the first quarter of 1995 was 38.5% compared to 37.2% for the first quarter of 1994. The 1.3% increase was mainly due to the losses incurred by certain foreign subsidiaries for which there were no tax benefits available.


Liquidity and Capital Resources

At March 31, 1995, the Company's working capital decreased marginally to $58.6 million from $59.0 million at December 31, 1994.

Capital expenditures for the three months ended March 31, 1995 were $6.9 million compared to $2.3 million for the first three months of 1994. This increase was mainly due to the construction costs for the Company's new warehouse and distribution facility in Singapore. This facility is scheduled for completion during the second quarter of 1995. Capital expenditures for 1995 are anticipated to be approximately $15.0 million.

At March 31, 1995, the Company had available for future borrowings approximately $18.9 million of its $20.0 million revolving credit facility. The Company utilized approximately $1.1 million under this facility for letters of credit issued in connection with its insurance programs. Additionally, the Company's foreign subsidiaries maintained approximately $13.5 million of overdraft facilities with various foreign banks of which $1.3 million was utilized.

Management believes that the Company's available cash and sources of credit, together with expected future cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures, and future business acquisitions.

PART II - OTHER INFORMATION


Item 1. - Legal Proceedings The Company believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings, if adverse, would not have a material effect on the Company's consolidated financial position.


Item 2. - Changes in Securities.

Not Applicable.


Item 3. - Default Upon Senior Securities.

Not Applicable.


Item 4. - Submission of Matter to a Vote of Security Holders.

Not Applicable.


Item 5. - Other Information.


Item 6. - Exhibits and Reports on Form 8-K
  a) Computation of Earnings Per Common Share - Exhibit 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Air Express International Corporation
                                                     (Registrant)




Date:     May 11, 1995              /s/            Dennis M. Dolan
                                                   Dennis M. Dolan
                                                  Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)




Date:     May 11, 1995               /s/           Walter L. McMaster
                                                   Walter L. McMaster
                                                Vice President - Controller
                                              (Principal Accounting Officer)