Form 10-K405/A
period 1994-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-05-19
CIK 700674

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------
                              Amendment No. 2

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

                                INTRODUCTORY NOTE
                                -----------------

               This Amendment on Form 10-K/A amends and restates in their entirety Items 10 and 11 of the Annual Report on Form 10-K of Air Express International Corporation (the "Company") for the fiscal year ended December 31, 1994, as heretofore amended, to correct certain errors in the information set forth in those items and to conform the same to the corresponding information to be set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 23, 1995 (copies of which have been filed with the Commission).



























































     NYFS03...:\16\12316\0001\27\FRM5155K.520

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
                                    (Chief Executive Officer from 1985
                                    to 1989); General Partner since
                                    1985 of Brynwood Management and
                                    since 1988 of Brynwood Management
                                    II, entities that serve,
                                    respectively, as managing general
                                    partner of Brynwood Partners
                                    Limited Partnership and Brynwood
                                    Partners II L.P., private
                                    investment partnerships. Director
                                    of Hurco Companies, Inc.
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











     NYFS03...:\16\12316\0001\27\FRM5155K.520



                                                                          Director
                                           Principal Occupation         Continuously
       Name                     Age       and Other Directorships           Since
       ----                     ---       -----------------------       ------------

       Andrew L. Lewis IV       38  President, KRR Partners L.P., a        1986
                                    private investment partnership,
                                    since July 1993; independent
                                    business consultant from July 1990
                                    to March 1993; Chief Executive
                                    Officer of Environmental Management
                                    Services, an environmental
                                    consulting firm, from 1988 to 1990.
                                    Director of Hurco Companies, Inc.
                                    and Independence Blue Cross of
                                    Philadelphia.
       Richard T. Niner         56  General Partner since 1985 of          1985
                                    Brynwood Management and since 1988
                                    of Brynwood Management II, entities
                                    that serve, respectively, as
                                    managing general partner of
                                    Brynwood Partners Limited
                                    Partnership and Brynwood Partners
                                    II L.P., private investment
                                    partnerships. Director of Arrow
                                    International, Inc. and Hurco
                                    Companies, Inc.



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













     NYFS03...:\16\12316\0001\27\FRM5155K.520

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






















     NYFS03...:\16\12316\0001\27\FRM5155K.520

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

                           SUMMARY COMPENSATION TABLE

             The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company for each of the years in the three-year period ended December 31, 1994, to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer in all capacities in which they served:



                                                                Long-Term     All other
                                                                 Compen-       Compen-
                                          Annual Compensation     sation    sation($)(1)
                                          -------------------    --------   ------------


                                                                Securities
                                                                Underlying
                                                                 Options
       Name and Principal                                         (# of
            Position             Year      Salary($) Bonus($)   Shares)(2)
       ------------------        ----      --------- --------  ------------

       Guenter Rohrmann -        1994      420,000    500,000     27,000       9,000
         President and           1993      400,000    315,000     45,000      14,150
         Chief Executive         1992      380,000    350,000         -       13,732
         Officer
       Hendrik J. Hartong, Jr. - 1994      260,000    260,000     18,000       9,000
         Chairman of             1993      250,000    202,500     30,000      14,150
         the Board               1992      240,000    225,000         -       13,372


       Robert J. O'Connell -     1994      180,000     85,000     13,500       9,000
         Vice President-General  1993      170,000     50,000     22,500      13,725
         Manager-North America   1992      160,000     60,000         -       12,300

       Dennis M. Dolan -         1994      140,000     75,000      9,000       9,000
         Vice President - Chief  1993      130,000     31,500     15,000      10,800
         Financial Officer       1992      120,000     50,000         -        8,700


       Daniel J. McCauley -      1994      125,000     40,000      4,500       8,310
         Vice President,         1993      120,000     13,500      7,500       7,956
         General Counsel         1992      111,000     20,000         -        4,725
         and Secretary

          ____________________

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

     NYFS03...:\16\12316\0001\27\FRM5155K.520

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




                                         Individual Grants
         -------------------------------------------------------------------------------


                                                   Percent of                              Potential Realizable Value
                                                  Total Options                            at Assumed Annual Rates of
                                     Options       Granted to      Exercise                 Stock Price Appreciation
                                     Granted        Employees     Price per    Expiration              for
         Name                      (# of Shs.)     in 1994(2)    Share($)(1)      Date          Option Term($)(3)
         -----------------------   -----------     ----------    -----------     ------        -------------------

                                                                                                5%            10%
                                                                                              ------        -------
         Guenter Rohrmann            27,000           15.0%          12.79       1/20/99        95,310       211,005

         Hendrik J. Hartong, Jr.     18,000           10.0%          12.79       1/20/99        63,540       140,670
         Robert J. O'Connell         13,500            8.0%          12.79       1/20/99        47,655       105,503

         Dennis M. Dolan              9,000            5.0%          12.79       1/20/99        31,770        70,335

         Daniel J. McCauley           4,500            2.5%          12.79       1/20/99        15,885        35,168

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





















     NYFS03...:\16\12316\0001\27\FRM5155K.520

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




                                   Shares
                                  Acquired                           Shares Subject              Value of Unexercised
                                     on           Value              To Unexercised                  In-the-Money
             Name               Exercise(#)   Realized($)(1)      Options at Year-End(#)       Options at Year-End($)(1)
             ----               -             --------------    ------------------------     ---------------------------
                                                                Exercisable  Unexercisable   Exercisable     Unexercisable
                                                                -----------  -------------   -----------    -------------

     Guenter Rohrmann  . . . .     50,625        796,837         112,500         60,750        1,588,275        245,295
     Hendrik J. Hartong, Jr. .       -              -              7,500         40,500           11,250        163,530

     Robert J. O'Connell . . .     8,438         132,814           5,625         30,375            8,438        122,648
     Dennis M. Dolan . . . . .     4,218          61,864          20,265         20,250          270,625         81,765

     Daniel J. McCauley  . . .       -              -             12,656         16,219          161,744         97,614

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





     NYFS03...:\16\12316\0001\27\FRM5155K.520

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

                              AIR EXPRESS INTERNATIONAL CORPORATION
                                             Registrant

                              By:  /s/ Daniel J. McCauley
                                 ----------------------------------------
                                   Daniel J. McCauley,
                                   Vice President, Secretary
                                    and General Counsel



     Dated:  May 19, 1995













































     NYFS03...:\16\12316\0001\27\FRM5155K.520