Form 10-Q
period 1995-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-08-11
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995

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

The number of shares of common stock outstanding as of August 9, 1995 was 18,493,818. (Net of 2,189,330 Treasury Shares)

                     AIR EXPRESS INTERNATIONAL CORPORATION
                      June 1995 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                               Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as at
         June 30, 1995 and December 31, 1994                    2

         Condensed Consolidated Statements of Operations -
         three months and six months ended June 30, 1995
         and 1994                                               3

         Consolidated Statements of Cash Flows -
         six months ended June 30, 1995 and 1994                4

         Notes to Condensed Consolidated Financial
         Statements                                             5

Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    7

                          Part II - Other Information


Item 1.  Legal Proceedings                                      9

Item 6.  Exhibits and Reports on Form 8-K                       9

                                                                          Page 2



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                           06/30/95     12/31/94
                                                          (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents .............................. $  56,379  $  44,168
  Accounts receivable, (less allowance for
   doubtful accounts of $3,641 and $3,290) ...............   246,870    206,012
  Other current assets ...................................     6,075      2,938
     Total current assets ................................   309,324    253,118
Investment in unconsolidated affiliates ..................    11,465      9,370
Marketable securities ....................................      --       19,961
Property, plant and equipment (less accumulated
  depreciation and amortization of $40,896
  and $37,057) ...........................................    51,989     39,599
Deposits and other assets ................................     8,446      6,957
Goodwill (less accumulated amortization
   of $7,309 and $6,403) .................................    78,357     51,929
     Total assets ........................................ $ 459,581  $ 380,934

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt ...................... $   2,575  $   2,029
  Bank overdrafts payable ................................       243      1,399
  Transportation payables ................................   127,356    101,657
  Accounts payable .......................................    44,460     34,087
  Accrued liabilities ....................................    49,021     43,988
  Income taxes payable ...................................    11,507     10,991
     Total current liabilities ...........................   235,162    194,151
  Long-term debt .........................................    85,735     83,992
  Other liabilities ......................................     3,403      3,441
     Total liabilities ...................................   324,300    281,584

Stockholders' Investment:
  Capital stock-
  Preferred (authorized 1,000,000 shares,
   none outstanding) .....................................      --         --
  Common, $.01 par value (authorized 40,000,000
   shares, issued 20,669,148 and 19,620,526 shares).......       207        196
  Capital surplus ........................................    66,530     41,998
  Cumulative translation adjustments .....................   (10,988)   (11,442)
  Retained earnings ......................................   119,646    108,600
                                                             175,395    139,352

Less: 2,189,330 and 2,184,208 shares of treasury
  stock, at cost .........................................   (40,114)   (40,002)
  Total stockholders' investment .........................   135,281     99,350
  Total liabilities and stockholders' investment ......... $ 459,581  $ 380,934



              The accompanying notes are an integral part
                     of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                     Three Months Ended       Six Months Ended
                                         June 30,                  June 30,
                                     1995          1994       1995         1994

Revenues .......................  $ 304,354   $ 237,999    $ 588,427  $ 442,809

Operating expenses:
 Transportation ................    214,441     167,140      417,700    311,024
 Terminal ......................     47,902      36,667       91,529     70,129
 Selling, general and
  administrative ...............     28,963      23,975       57,565     45,383

Operating income ...............     13,048      10,217       21,633     16,273

Other income (expense):
 Interest expense, net .........       (800)       (793)      (1,467)    (1,712)
   Other, net ..................        226         565          612        972
                                       (574)       (228)        (855)      (740)

Income before provision
 for income taxes ..............     12,474       9,989       20,778     15,533

Provision for income taxes .....      4,917       3,840        8,108      5,902

Net income .....................  $   7,557   $   6,149    $  12,670  $   9,631

Income per common share
   Primary .....................  $     .42   $     .35    $     .70  $     .55
   Fully diluted ...............  $     .39   $     .33    $     .66  $     .53

Weighted average number
 of common shares (000):
   Primary .....................     18,144      17,564       17,991     17,528
   Fully diluted ...............     21,436      20,864       21,307     20,841



              The accompanying notes are an integral part
                     of these financial statements.

                                                                          Page 4



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                 (Unaudited)
(Dollars in thousands)

                                                              1995        1994
Cash flows from operating activities:
  Net income ............................................. $ 12,670    $  9,631
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .......................    3,446       2,811
     Amortization of goodwill ............................      871         605
     Deferred income taxes ...............................     (560)       (141)
     Undistributed (earnings) losses of affiliates .......     (624)       (357)
     Gain on sales of assets, net ........................     (143)        (12)
     Other, net ..........................................    1,215         (16)

     Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, net .....   (7,861)     (1,836)
     Decrease (increase) in other current assets .........   (2,425)       (404)
     Increase (decrease) in transportation payables ......   (4,026)      2,413
     Increase (decrease) in accounts payable .............    7,402      (5,162)
     Increase (decrease) in accrued liabilities ..........   (5,013)      1,320
     Increase (decrease) in income taxes payable .........    1,002          77
     Increase (decrease) in other liabilities ............     (171)         --
      Total adjustments ..................................   (6,887)       (702)

     Net cash provided by operating activities ...........    5,783       8,929

Cash flows from investing activities:
  Business acquisitions, net of cash acquired ............       74      (3,946)
  Purchase of short-term investments .....................     --       (14,981)
  Sale of marketable securities ..........................   19,981          --
  Gains (losses) from hedging activities .................   (1,043)       (572)
  Proceeds from sales of assets ..........................      346         189
  Capital expenditures ...................................  (12,787)     (4,504)
  Investment in unconsolidated affiliates ................     (196)         --

     Net cash (used) provided in investing activities ....    6,375     (23,814)

Cash flows from financing activities:
  Net borrowings (repayments) in bank overdrafts
    payable ..............................................   (1,251)        856
  Additions to long-term debt ............................    3,110       1,070
  Payment of long-term debt ..............................   (1,360)       (771)
  Issuance of common stock ...............................      622         491
  Payment of cash dividends ..............................   (1,398)     (1,156)
  Purchase of treasury stock .............................     (112)       (332)

     Net cash (used) provided in financing activities ....     (389)        158

Effect of foreign currency exchange rates on cash ........      442         681

Net increase (decrease) in cash and cash equivalents .....   12,211     (14,046)

Cash and cash equivalents at beginning of period .........   44,168      55,063

Cash and cash equivalents at end of period ............... $ 56,379    $ 41,017


                 The accompanying notes are an integral part
                        of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at June 30, 1995, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the June 30, 1994 financial statements have been reclassified to conform to the classification of June 30, 1995.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1995.


B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profits of $679,000 and $803,000, respectively, for the quarter and six months ended June 30, 1995, compared with profits of $361,000 and $411,000, for the quarter and six months ended June 30, 1994.


C.  Interest expense, net is as follows:

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                       1995        1994       1995          1994

Interest expense ...........         $(1,504)   $(1,420)    $(2,954)    $(2,840)
Interest income ............             704        627       1,487       1,128
Interest expense, net ......         $  (800)   $  (793)    $(1,467)    $(1,712)



D.    Other income (expense) is as follows:

                                 Three Months Ended            Six Months Ended
                                      June 30,                      June 30,
                                  1995         1994            1995         1994
      Foreign exchange
        gains, net ........      $ 118        $ 572            $ 435       $ 960
      Other, net ..........        108           (7)             177          12
                                 $ 226        $ 565            $ 612       $ 972


E.   Acquisitions:

     On June 8, 1995, the Company acquired Radix Ventures, Inc. (Radix) for $.5 million in cash and 979,887 of the Company's common shares valued at approximately $23.9 million. Radix, through its 23 U.S. offices, is a leading provider of customs brokerage services in the United States. Additionally, Radix provides both airfreight and ocean freight forwarding services. For its fiscal year ended July 31, 1994, Radix generated approximately $65 million in revenues. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation has resulted in goodwill of approximately $25.0 million. Radix's results of operations are included in the consolidated statement of income from the acquisition date forward.

     The following unaudited pro forma summary combines the results of the Company and Radix's results of operations as if the acquisition occurred as of January 1, 1994. The pro forma information is provided for informational purposes only. It is based upon historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.


                               Three Months Ended             Six Months Ended
                                   June 30,                       June 30,
                                  1995      1994              1995        1994

     Revenues .............    $317,629   $255,208          $620,463   $477,462

     Net income ...........    $  7,628   $  6,191          $ 12,831   $  9,539

     Income per share:
       Primary ............    $    .40   $    .33          $    .68   $    .52
       Fully diluted ......    $    .37   $    .32          $    .64   $    .50


F.   Supplemental disclosures of cash flow information:


                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                         1995       1994        1995        1994

     Interest and income tax paid:

     Interest ...................     $   272    $   155      $ 2,709    $ 2,572
     Income taxes ...............       4,591      2,984        7,447      6,049
                                      $ 4,863    $ 3,139      $10,156    $ 8,621


     Non cash investing and financing activities:

     In June 1995, as part of the Radix acquisition, the Company issued 979,887 of its common shares valued at approximately $23.9 million. See Note E.


G.   Marketable Securities:

     During the second quarter of 1995, the Company sold, for a marginal gain, all of its marketable securities for approximately $19.8 million which approximated amortized cost. The proceeds from the sale were reinvested in financial instruments with original maturities of three months or less and were classified as cash and cash equivalents. The marketable securities were sold in order to take advantage of the favorable decline in long term interest rates which occurred during the first six months of 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


Results of Operations

     The following table shows the consolidated revenues and gross profit attributable to the Company's airfreight and ocean freight activities and the Company's consolidated expenses for the quarter and six months ended June 30, 1995 and 1994. Revenues from customs brokerage and other related services are included in airfreight revenues. Gross profit is determined by deducting transportation expenses from revenues.

                                        Three Months Ended     Six Months Ended
                                          Ended June 30,         Ended June 30,
                                         1995        1994      1995        1994
Revenues:
Airfreight .........................   $264,081   $212,150   $514,434   $394,806
Ocean Freight ......................     40,273     25,849     73,993     48,003
  Total ............................   $304,354   $237,999   $588,427   $442,809

Gross Profit:
Airfreight .........................   $ 80,137   $ 64,979   $152,640   $120,663
Ocean freight ......................      9,776      5,880     18,087     11,122
  Total ............................   $ 89,913   $ 70,859   $170,727   $131,785

Expenses:
  Terminal .........................   $ 47,902   $ 36,667   $ 91,529   $ 70,129
  Selling, general
    and administrative .............     28,963     23,975     57,565     45,383
  Total ............................   $ 76,865   $ 60,642   $149,094   $115,512

Operating Income ...................   $ 13,048   $ 10,217   $ 21,633   $ 16,273


     Consolidated revenues for the second quarter and six months ended June 30, 1995 increased 27.9% to $304.4 million and 32.9% to $588.4 million, respectively, over the comparable periods in 1994. Airfreight revenues for the second quarter and six months increased 24.5% to $264.1 million and 30.3% to $514.4 million, respectively. The increase in airfreight revenues for both the quarter and six months was due to increases in shipments and the total weight of cargo shipped. For the quarter, shipments increased 8.8% and the weight of cargo shipped increased 22.0% over the second quarter of 1994. For the six month period, shipments increased 10.0% and the weight of cargo shipped increased 27.0% over the first six months of 1994. Revenues from ocean freight operations for the second quarter and six months increased 55.8% to $40.3 million and 54.1% to $74.0 million, respectively. The increase in ocean freight revenues for the quarter and six months was due to increased shipping volumes. The higher shipping volumes were attributable to increased economic activity and the inclusion of shipping volumes of companies acquired subsequent to the second quarter of 1994.

     Gross profit (revenues less transportation expense) for the second quarter of 1995 increased $19.1 million or 26.9% over the comparable 1994 period to $89.9 million. For the six months, gross profit increased $38.9 million or 29.5% over the comparable 1994 period to $170.7 million. Gross margin (gross profit as a percentage of revenues) decreased 1.0% to 29.5% for the quarter, and 2.7% to 29.0% for the six months when compared to the comparable periods in 1994. The decrease in gross margin was largely due to the impact of greater weight per shipment which resulted in lower selling prices per unit of weight, and competitive pricing pressures. Gross profit from airfreight operations for the second quarter of 1995 increased $15.2 million or 23.3% over the comparable 1994 period to $80.1 million. For the six months, gross profit increased $32.0 million or 26.5% over the comparable 1994 period to $152.6 million. Gross profit from ocean freight operations for the second quarter of 1995 increased $3.9 million or 66.3% over the comparable 1994 period to $9.8 million. For the six months, ocean freight gross profit increased $7.0 million or 62.6% over the comparable 1994 period to $18.1 million. The higher gross profit for both airfreight and ocean freight operations was attributable to increased shipping volumes.

     Internal   operating   expenses   (terminal,   selling   and   general  and
administrative) increased $16.2 million or 26.8% for the quarter and $33.6 million or 29.1% for the six month period from the comparable periods in 1994. These increases were mainly attributable to additional expenses incurred in connection with greater shipping volumes and to the inclusion of expenses of companies acquired subsequent to the second quarter of 1994. As a percentage of revenues, internal operating expenses were 25.3% for the quarter and 25.3% for the six months in 1995 as compared to 25.5% and 26.1%, respectively, for the comparable periods in 1994. The improvement in both periods resulted from the greater efficiencies associated with the increase in shipping volumes.

     Operating income for the second quarter of 1995 increased $2.8 million or 27.7% over the second quarter of 1994. For the six months, operating income increased $5.4 million or 32.9% over 1994. The increases in operating income for the quarter and six months ended June 30, 1995 were negatively impacted by approximately $2.1 million and $2.8 million, respectively, due to losses attributable to operations in Germany, South Africa and New Zealand. Turnaround strategies for these operations have been developed and are being implemented.

     Interest expense, net was marginally higher for the second quarter 1995 compared to the comparable period in 1994. For the first six months of 1995, interest expense, net decreased approximately $.2 million. The decrease was the result of the higher rate of interest earned by the Company on its invested funds.

     The effective income tax rate for the quarter and six months ended June 30, 1995 was 39.4% and 39.0%, respectively, an increase of approximately 1.0% over both the second quarter and first six months of 1994. The 1% increase was mainly due to losses incurred by certain foreign subsidiaries for which there were no tax benefits available.

Liquidity and Capital Resources

     At June 30, 1995, the Company's working capital increased to $74.2 million from $59.0 million at December 31, 1994. The increase was attributable to the sale of marketable securities and the subsequent reclassification of the sale proceeds into cash and cash equivalents. See Note G.

     Capital expenditures for the six months ended June 30, 1995 were $12.7 million compared to $4.5 million for the first six months of 1994. This increase was mainly due to the construction costs for the Company's new warehouse and distribution facility in Singapore. This facility is scheduled for completion during the third quarter of 1995.

     At June 30, 1995, the Company had available for future borrowings approximately $18.4 million of its $20.0 million revolving credit facility. The Company utilized approximately $1.6 million under this facility for letters of credit issued in connection with its insurance programs. Additionally, the Company's foreign subsidiaries maintained approximately $13.5 million of overdraft facilities with various foreign banks of which $.2 million was utilized.

     The Company announced at its Annual Meeting of Shareholders that its Board of Directors declared a quarterly cash dividend of five cents ($.05) per share, payable on July 28, 1995 to shareholders of record on July 7, 1995. The quarterly dividend was increased twenty-five percent (25%) over the existing dividend paid by the Company. This increase represents the fourth time the Board of Directors has increased the dividend since the Company reinstated the payment of dividends in 1991.

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

Item 6. - Exhibits and Reports on Form 8-K

       a) Exhibits:

          Exhibit 2  - Agreement and Plan of Reorganization.

          Exhibit 11 - Computation of Earnings per Common Share.

          Exhibit 27 - Financial Data Schedule.


       b) Reports on Form 8-K:

          A report on Form 8-K dated June 8, 1995 was filed by the Company reporting the acquisition of Radix.

          A report on Form 8-K/A (Amendment No.1) dated August 8, 1995 was filed by the Company amending the Company's report on Form 8-K dated June 8, 1995. The amendment was filed to include the pro forma condensed consolidated statements of operations for both the year ended December 31, 1994 and for the three months ended March 31, 1995 as well as the pro forma condensed consolidated balance sheet as of March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Air Express International Corporation
                                                     (Registrant)




Date:  August 11, 1995                   /s/        Dennis M. Dolan
                                                    Dennis M. Dolan
                                                   Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)




Date:  August 11, 1995                   /s/        Walter L. McMaster
                                                    Walter L. McMaster
                                                Vice President - Controller
                                              (Principal Accounting Officer)