Form 10-Q
period 1995-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1995-11-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

                         Commission file number: 1-8306

                     AIR EXPRESS INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                           36-2074327
    (State or Other of Jurisdicion of    (I.R.S. Employer Identification No.)
     Incorporation or Organization)


                  120 Tokeneke Road, Darien, Connecticut 06820
                                 (203) 655-7900
  (Address of, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

                                     NONE
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). The number of shares of common stock outstanding as of November 8, 1995 was 18,574,458.

                     AIR EXPRESS INTERNATIONAL CORPORATION
                   September 1995 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                        Page

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as at
         September 30, 1995 and December 31, 1994                         2

         Condensed Consolidated Statements of Operations -
         three months and nine months ended September 30, 1995
         and 1994.........................................                3

         Consolidated Statements of Cash Flows -
         nine months ended September 30, 1995 and 1994.....               4

         Notes to Condensed Consolidated Financial
         Statements........................................               5

Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............                 8

                          Part II - Other Information


Item 1.  Legal Proceedings....................................           11

Item 6.  Exhibits and Reports on Form 8-K....................            11

                                                                         Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)


                                                     Sept 30, 1995  Dec 31, 1994
                                                       (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents ..........................   $  50,424    $  44,168
  Accounts receivable, (less allowance for
   doubtful accounts of $3,953 and $3,290) ...........     256,335      206,012
  Other current assets ...............................       5,771        2,938
     Total current assets ............................     312,530      253,118
Investment in unconsolidated affiliates ..............      11,408        9,370
Marketable securities ................................        --         19,961
Property, plant and equipment (less accumulated
  depreciation and amortization of $42,037
  and $37,057) .......................................      55,504       39,599
Deposits and other assets ............................       8,982        6,957
Goodwill (less accumulated amortization
of$7,747 and $6,403) .................................      79,467       51,929
     Total assets ....................................   $ 467,891    $ 380,934

Liabilities and Stockholders' Investment

Current Liabilities:
  Current portion of long-term debt ..................   $   2,650    $   2,029
  Bank overdrafts payable ............................       1,234        1,399
  Transportation payables ............................     133,624      101,657
  Accounts payable ...................................      47,212       34,087
  Accrued liabilities ................................      42,404       43,988
  Income taxes payable ...............................      11,550       10,991
     Total current liabilities .......................     238,674      194,151
  Long-term debt .....................................      84,770       83,992
  Other liabilities ..................................       3,678        3,441
     Total liabilities ...............................     327,122      281,584

Stockholders' Investment:
  Capital stock-
  Preferred (authorized 1,000,000 shares,
   none outstanding) .................................        --           --
  Common, $.01 par value (authorized 40,000,000
   shares, issued 18,568,833 and 19,620,526 shares) ..         186          196
  Capital surplus ....................................      60,054       41,998
  Cumulative translation adjustments .................     (11,688)     (11,442)
  Retained earnings ..................................      92,217      108,600
                                                           140,769      139,352

Less: 2,184,208 shares of treasury stock
  at cost (See Note H) ...............................        --        (40,002)
  Total stockholders' investment .....................     140,769       99,350
  Total liabilities and stockholders' investment .....   $ 467,891    $ 380,934



                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 3



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                 Three Months Ended          Nine Months Ended
                                   September 30,                September 30,
                                 1995          1994         1995           1994
Revenues ...................   $ 320,266    $ 258,175    $ 908,693    $ 700,984

Operating expenses:
 Transportation ............     225,121      183,079      642,821      494,103
 Terminal ..................      51,663       39,105      143,192      109,234
 Selling, general and
  administrative ...........      30,905       25,255       88,470       70,638

Operating income ...........      12,577       10,736       34,210       27,009

Other income (expense):
 Interest expense, net .....      (1,096)        (772)      (2,563)      (2,484)
   Other, net ..............         444          424        1,056        1,396
                                    (652)        (348)      (1,507)      (1,088)

Income before provision
 for income taxes ..........      11,925       10,388       32,703       25,921

Provision for income taxes .       4,651        4,078       12,759        9,980

Net income .................   $   7,274    $   6,310    $  19,944    $  15,941

Income per common share
   Primary .................   $     .39    $     .36    $    1.10    $     .91
   Fully diluted ...........   $     .36    $     .33    $    1.03    $     .87

Weighted average number
 of common shares (000):
   Primary .................      18,835       17,676       18,182       17,580
   Fully diluted ...........      22,173       21,005       21,529       20,964




              The accompanying notes are an integral part
                     of these financial statements.

                                                                          Page 4



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)
                             (Dollars in thousands)

                                                             1995        1994
Cash flows from operating activities:
  Net income ...........................................   $ 19,944    $ 15,941
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .....................      5,272       4,126
     Amortization of goodwill ..........................      1,405         974
     Deferred income taxes .............................       (727)       (416)
     Undistributed (earnings) losses of affiliates .....     (1,042)       (619)
     Gain on sales of assets, net ......................       (193)        (19)
     Other, net ........................................        767         (38)

     Changes in assets and liabilities:
     Decrease (increase) in accounts receivable, net ...    (16,299)    (14,531)
     Decrease (increase) in other current assets .......     (1,947)       (218)
     Increase (decrease) in transportation payables ....      2,904       9,575
     Increase (decrease) in accounts payable ...........      9,338      (6,161)
     Increase (decrease) in accrued liabilities ........    (12,058)      6,680
     Increase (decrease) in income taxes payable .......      1,100        (130)
     Increase (decrease) in other liabilities ..........        119        --
      Total adjustments ................................    (11,361)       (777)

     Net cash provided by operating activities .........      8,583      15,164

Cash flows from investing activities:
  Business acquisitions, net of cash acquired ..........     (1,176)    (10,345)
  Purchase of short-term investments ...................       --       (19,961)
  Sale of marketable securities ........................     19,981        --
  Gains (losses) from hedging activities ...............     (1,533)       (874)
  Proceeds from sales of assets ........................        491         234
  Capital expenditures .................................    (18,591)     (7,438)
  Investment in unconsolidated affiliates ..............       (346)       --

     Net cash (used) in investing activities ...........     (1,174)    (38,384)

Cash flows from financing activities:
  Net borrowings (repayments) in bank overdrafts
    payable ............................................       (243)       --
  Additions to long-term debt ..........................      2,976       2,694
  Payment of long-term debt ............................     (2,205)     (1,401)
  Issuance of common stock .............................      1,343         565
  Payment of cash dividends ............................     (2,322)     (1,852)
  Purchase of treasury stock ...........................       (990)       (332)

     Net cash (used) in financing activities ...........     (1,441)       (326)

Effect of foreign currency exchange rates on cash ......        288         990

Net increase (decrease) in cash and cash equivalents ...      6,256     (22,556)

Cash and cash equivalents at beginning of period .......     44,168      55,063

Cash and cash equivalents at end of period .............   $ 50,424    $ 32,507



                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1995, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the September 30, 1994 financial statements have been reclassified to conform to the classification of September 30, 1995.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1994. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1995.


B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profits of $563,000 and $1,366,000 respectively, for the quarter and nine months ended September 30, 1995, compared with profits of $262,000 and $673,000 for the quarter and nine months ended September 30, 1994.


C.  Interest expense, net is as follows:

                                   Three Months Ended        Nine Months Ended
                                     September 30,              September 30,
                                  1995          1994         1995          1994

Interest expense ...........     $(1,516)     $(1,492)     $(4,470)     $(4,332)
Interest income ............         420          720        1,907        1,848
Interest expense, net ......     $(1,096)     $  (772)     $(2,563)     $(2,484)



D.    Other income (expense) is as follows:

                              Three Months Ended            Nine Months Ended
                                 September 30,                September 30,
                               1995       1994             1995         1994
Foreign exchange
 gains, net ................  $  406    $  417            $  841      $1,377
Other, net .................      38         7               215          19
                              $  444    $  424            $1,056      $1,396


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

                            Three Months End               Nine Months Ended
                               September 30,                 September 30,
                            1995       1994                 1995          1994

     Revenues ........... $323,140   $277,812           $943,603       $755,274

     Net income ......... $  7,174   $  6,536           $ 20,005       $ 16,075

     Income per share:
        Primary ......... $    .38   $    .35           $   1.07       $    .87
        Fully diluted ... $    .36   $    .33           $   1.00       $    .83


F.   Supplemental disclosures of cash flow information:


                                      Three Months Ended    Nine Months Ended
                                          September 30,         September 30
                                        1995        1994      1995        1994

     Interest and income tax paid:

     Interest ...............         $ 2,477    $ 2,428    $ 5,186     $ 5,000
     Income taxes ...........           3,592      3,338     11,039       9,387
                                      $ 6,069    $ 5,766    $16,225     $14,387


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


H.   Treasury Stock:

     During the third quarter of 1995, the Company's Board of Directors authorized the retirement of all the outstanding treasury stock as of September 30, 1995. As a result, 2,225,177 treasury shares were retired at a cost of $40,992,000. The retirement had the following impact on Stockholders' investment:

                                            Increase (Decrease)
           Stockholders' Investment               ($000)

             Capital Stock - Common            $    (22)
             Capital Surplus                     (7,196)
             Retained Earnings                  (33,774)
             Treasury Stock                      40,992
             Total                             $      -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table shows the consolidated revenues and gross profit attributable to the Company's airfreight and ocean freight activities and the Company's consolidated expenses for the quarter and nine months ended September 30, 1995 and 1994. Revenues from customs brokerage and other related services are included in airfreight revenues. Gross profit is determined by deducting transportation expenses from revenues.

                                          Three Months          Nine Months
                                         Ended Sept 30,        Ended Sept 30,
                                        1995        1994       1995       1994
Revenues:
Airfreight .........................   $274,056   $226,518   $788,490   $621,324
Ocean Freight ......................     46,210     31,657    120,203     79,660
  Total ............................   $320,266   $258,175   $908,693   $700,984

Gross Profit:
Airfreight .........................   $ 84,635   $ 66,555   $237,275   $187,218
Ocean Freight ......................     10,510      8,541     28,597     19,663
  Total ............................   $ 95,145   $ 75,096   $265,872   $206,881

Expenses:
  Terminal .........................   $ 51,663   $ 39,105   $143,192   $109,234
  Selling, general
    and administrative .............     30,905     25,255     88,470     70,638
  Total ............................   $ 82,568   $ 64,360   $231,662   $179,872

Operating Income ...................   $ 12,577   $ 10,736   $ 34,210   $ 27,009

     Consolidated revenues for the third quarter and nine months ended September 30, 1995 increased 24.1% or $62.1 million to $320.3 million and 29.6% or $207.8 million to $908.7 million, respectively, over the comparable periods in 1994. Excluding the favorable effects of foreign exchange translation rates, consolidated revenues for the third quarter 1995 increased 21.3% or $54.8 million and 25.3% or $177.5 million for the first nine months of 1995. Airfreight revenues for the third quarter and nine months increased 21.0% to $274.1 million and 26.9% to $788.5 million, respectively. The increase in airfreight revenues for both the quarter and nine months was due to increases in shipments, total weight of cargo shipped and the impact from acquisitions not included in the comparable 1994 periods. For the quarter, shipments increased 7.1% and the weight of cargo shipped increased 8.0% over the third quarter of 1994. For the nine month period, shipments increased 9.0% and the weight of cargo shipped increased 20.0% over the first nine months of 1994. Revenues from the ocean freight operations for the third quarter and nine months increased 46.0% to $46.2 million and 50.9% to $120.2 million, respectively. The increase in ocean freight revenues for the quarter and nine months was due to increased shipping volumes. The higher shipping volumes were attributable to increased economic activity and the impact from acquisitions not included in the comparable 1994 periods.

     Gross profit (revenues less transportation expense) for the third quarter of 1995 increased $20.1 million or 26.7% over the comparable 1994 period to $95.1 million. For the nine months, gross profit increased $59.0 million or 28.5% over the comparable 1994 period to $265.9 million. Gross margin (gross profit as a percentage of revenues) increased .6% to 29.7% for the quarter, and decreased .2% to 29.3% for the nine months when compared to the comparable periods in 1994. The increase in the third quarter gross margin was due to slightly improved yields in the airfreight operation along with the higher margins associated with the increased customs brokerage business related to the Radix acquisition (See Note E) - gross profit for customs brokerage approximates revenues. However, competitive pricing pressures and greater weight per shipment have caused a slight decrease in the gross margin for the nine month period. Gross profit from airfreight operations for the third quarter of 1995 increased $18.1 million or 27.2% over the comparable 1994 period to $84.6 million. For the nine months, gross profit increased $50.1 million or 26.7% over the comparable 1994 period to $237.3 million. Gross profit from ocean freight operations for the third quarter of 1995 increased $2.0 million or 23.1% over the comparable 1994 period to $10.5 million. For the nine months, ocean freight gross profit increased $8.9 million or 45.4% over the comparable 1994 period to $28.6 million. The higher gross profit for both airfreight and ocean freight operations was attributable to increased shipping volumes and the impact of acquired companies not included in the comparable 1994 periods.

     Internal   operating   expenses   (terminal,   selling   and   general  and
administrative) increased $18.2 million or 28.3% for the quarter and $51.8 million or 28.8% for the nine month period from the comparable periods in 1994. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes and to the inclusion of expenses of acquired companies not included in the comparable 1994 periods. As a percentage of revenues, internal operating expenses were 25.8% for the quarter and 25.5% for the nine months in 1995 as compared to 24.9% and 25.7%, respectively, for the comparable periods in 1994. The increase, as a percentage of revenues, in the quarter was mainly attributable to the impact of the Radix acquisition (See Note E).

     Operating income for the third quarter of 1995 increased $1.8 million or 17.1% over the third quarter of 1994. For the nine months, operating income increased $7.2 million or 26.7% over 1994. The increases in operating income for the quarter and nine months ended September 30, 1995 were negatively impacted by approximately $.5 million and $3.3 million, respectively, due to losses attributable to operations in Germany, South Africa and New Zealand. Turnaround strategies for these operations have been developed and are being implemented.

     Interest expense, net was approximately $.3 million higher for the third quarter 1995 compared to the third quarter 1994. The increase resulted from lower interest income due to a reduction in the amount of funds the Company had invested during the quarter. For the first nine months of 1995, interest expense, net increased marginally over the comparable 1994 period.

     The effective income tax rate of 39.0% for the third quarter of 1995 was marginally lower compared to the 39.3% rate for the third quarter of 1994. For the first nine months of 1995, the effective income tax rate increased .5% over the comparable 1994 period to 39.0%. The increase was mainly due to losses incurred by certain foreign subsidiaries for which there were no tax benefits available.

     The Financial Accounting Standards Board issued Statement of Financial Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes the accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes that this statement, when adopted during the first quarter of 1996, will have no material impact on either its results of operations or financial position.


Liquidity and Capital Resources

     At September 30, 1995, the Company's working capital increased to $73.9 million from $59.0 million at December 31, 1994. The increase was attributable to the sale of marketable securities and the subsequent reclassification of the sale proceeds into cash and cash equivalents. See Note G.

     In June 1995, the Company acquired all the outstanding shares of Radix for $.5 million in cash and 979,887 of the Company's common shares. The acquisition was valued at approximately $23.9 million. See Note E.

     Capital expenditures for the nine months ended September 30, 1995 were $18.6 million compared to $7.4 million for the first nine months of 1994. This increase was mainly due to the construction costs for the Company's new warehouse and distribution facility in Singapore. This facility was completed during the third quarter of 1995. Of the $18.6 million of capital expenditures, a major portion of the expenditures were for buildings, facility improvements and data processing equipment.

     At September 30, 1995, the Company's foreign subsidiaries maintained approximately $13.5 million of overdraft facilities with various foreign banks of which $1.2 million was utilized. During the third quarter of 1995, the Company allowed its $20.0 million revolving credit facility agreement to expire. Currently, the Company is negotiating with various financial institutions and anticipates that a new revolving credit facility agreement will be secured in either late 1995 or early 1996.

     During the second quarter of 1995, the Company's Board of Directors authorized a 25% increase in the quarterly cash dividend from four cents ($.04) to five cents ($.05) per share. This increase represents the fourth time the Board of Directors has increased the dividend since the Company reinstated the payment of dividends in 1991.

     During the third quarter of 1995, the Company's Board of Directors authorized the purchase, from time to time in the open market, of up to one million shares of the Company's common stock. As of September 30, 1995, no shares had been purchased under this authorization.

     Management believes the Company's available cash and sources of credit, together with expected future cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures, dividends, and future business acquisitions.


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

      None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Air Express International Corporation
                                                       (Registrant)




Date:     November 13, 1995               /s/       Dennis M. Dolan
                                                    Dennis M. Dolan
                                                  Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)




Date:     November 13, 1995             /s/       Walter L. McMaster
                                                  Walter L. McMaster
                                                Vice President - Controller
                                              (Principal Accounting Officer)