Form 10-K
period 1995-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-03-29
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required) for the transition period from _____to ______.

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1996 was $420,937,877.

The number of shares of common stock outstanding as of March 25, 1996 was 18,582,205.

                      DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders.

                     AIR EXPRESS INTERNATIONAL CORPORATION
                          1995 Form 10-K Annual Report

                               Table of Contents


                                   Part I
                                                                            Page

Item  1.  Business  . . . . . . . . . . . . . . . . . . . . . . .             1
Item  2.  Properties  . . . . . . . . . . . . . . . . . . . . . .             7
Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .             7
Item  4.  Submission of Matters to a Vote of Security Holders
           and Executive Officers of the Registrant . . . . . . .             8


                                    Part II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . .           10
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . .           11
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .           12
Item  8.  Financial Statements and Supplementary Data. . . . . . .           19
Item  9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures. . . . . . . . . .           19


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant . . .           19
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .           19
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . .           19
Item 13.  Certain Relationships and Related Transactions . . . . .           19


                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K . . . . . . . . . . . . . . . . . . . . . .           20

Part I

Item 1.  Business

 (a)  General Development of Business

Air Express International Corporation (the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States. Through its global network of Company-operated facilities and agents, it consolidates, documents and arranges for transportation of its customers' shipments of heavy cargo throughout the world. During 1995, the Company handled more than 1,774,000 individual airfreight shipments, with an average weight of 519 pounds, to more than 2,860 cities in more than 182 countries. The Company generated revenues in excess of $1.2 billion in 1995, of which approximately 57% were attributable to shipments from locations outside the United States.

Although the Company's headquarters is located in the United States, its network is global, with offices located in over 837 cities, including 235 cities in the United States, 185 cities in Europe and 417 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1995, this network consisted of 194 Company-operated facilities, including 55 in the United States and 139 abroad, supplemented at 643 additional locations, a substantial number of which are served by agents, many of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 75% of the Company's 32 regional and country managers have been employed by the Company for more than ten years.

Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' transportation logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and Holland. In July 1993, the Company acquired the Votainer group of companies ("Votainer"), a Netherlands-based Non-Vessel Operating Common Carrier ("NVOCC") which provides ocean freight consolidation services, with a network of 34 company-operated facilities in 12 countries. During 1994, the Company acquired all the outstanding common stock of Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia, Banner International Ltd., an airfreight forwarder located in New Zealand and Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. During 1995, the Company acquired all of the outstanding common stock of Radix Ventures, Inc., a leading provider of customs brokerage in the United States, Jagro International, Inc., an ocean freight forwarder and customs broker located in Canada, Brantford International, Inc., an air and ocean freight forwarder located in the United Kingdom, and 40% ownership of the outstanding common stock of Air Express International (Emirates), the Company's exclusive air and ocean freight agent in the United Arab Emirates. The acquisitions were consistent with the Company's strategy of strengthening its market position, further enhancing its operating efficiencies and providing its customers a broader range of transportation and distribution related services.

 (b)  Financial Information About Industry Segments

The Company currently is engaged in the business of freight forwarding. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues, operating profit and identifiable assets.

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

Customs Brokerage Services

The Company provides customs brokerage clearance services in the United States and 18 foreign countries. These services entail the preparation and assembly of required documentation, in many instances, the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers, duty drawback (recovery of previously paid duties when goods are re-exported), and the arrangement of bonded warehouse services which allows importers to store goods while deferring payment of customs duties until the goods are required for delivery.

In June of 1995, the Company acquired Radix Ventures, Inc. ("Radix") which, through its subsidiary, Radix Group International, Inc., is a leading U.S. customs broker, with offices in 23 U.S. cities and approximately 520 employees. Radix's customs brokerage services were largely performed for importers who used other freight forwarders for the transportation of goods to the United States. Since the acquisition of Radix, the Company has continued to maintain and expand its U.S. customs brokerage activities to existing and new clients without regard to whether the Company provides transportation services to these importers. It is the Company's strategy to ultimately expand its relationship with customs brokerage customers by providing other services, including transportation, and warehousing and distribution.

In 1995, the Company processed approximately 905,000 customs entries of which 173,000 were in the United States; in 1994, it processed 729,000 entries of which 63,000 were in the United States and in 1993, 641,000 entries were processed, of which 55,000 were in the United States.

Operations

The Company has a global network of Company-operated facilities and supporting agents with offices located in over 837 cities, including 235 in the United States, 185 in Europe, 120 in Asia and the South Pacific and 297 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from, or between, locations outside the United States. For the year ended December 31, 1995, approximately 62% of its gross revenues and net revenues were recorded in locations outside the United States.

The Company neither owns nor operates any ships or aircraft. It arranges for transportation of its customers' shipments via steamship lines, commercial airlines and air cargo carriers. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder in respect of approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage, for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1995, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

The Company also offers door-to-door express delivery among 20 European countries through its Pandalink service, which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas within 48 to 72 hours.

Ancillary Services

In connection with its services as a freight forwarder and customs broker, the Company provides ancillary services, such as door-to-door pick-up and delivery of freight, purchase order management, warehousing and distribution, inventory management, cargo assembly, protective packing, consolidation and deconsolidation services.

The LOGIS System

The Company introduced its proprietary logistics information system ("LOGIS") for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut, and a facility near London, England, are linked to, and accessible from, terminals at 304 of its Company-operated facilities and with its agents in substantially all major markets, permitting real-time inputting, processing and retrieval of shipments, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents. LOGIS has been developed to include worldwide ocean shipment tracing and tracking and to provide information for logistics facilities offered by the Company, including assembly and distribution activities for clients.

As of December 31, 1995, the LOGIS system permitted electronic interfacing with more than 590 of the Company's major customers in 35 countries, 41 international airlines and customs authorities in the United States, the United Kingdom, Australia, New Zealand, Belgium and France. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and convert these data automatically into shipping documents. Where customs authorities in the country of destination are linked to the system, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

The LOGIS  system has enabled the  Company to improve  the  productivity  of its personnel and the quality of its customer service and has enabled many of its customers to manage their freight transportation logistics needs more effectively. The system has resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information. The Company plans to continually improve and enhance the LOGIS system. Management believes that the LOGIS system has positioned the Company to better capitalize on the continuing trend toward outsourcing by large corporations of logistics management functions and reliance by many of these corporations on single-source providers.

Regulation

The Company's activities as an International Air Transport Association ("IATA") cargo agent are subject to the rules and regulations of that organization to the extent the Company acts as an agent for an airline which is an IATA member. Certain IATA rules and regulations are subject to the Department of Transportation ("DOT") approval. In addition, several states in which the Company operates regulate intrastate trucking. In these states, the Company has obtained the necessary operating authority. In the United States, the Company, operating as a customs broker, is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. Customs brokerage fees are not subject to regulation. The Company is licensed as an ocean freight forwarder by the United States Federal Maritime Commission ("FMC") which prescribes qualifications for acting as a shipping agent, including surety bonding requirements. The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation, as an indirect ocean cargo carrier, under the FMC tariff filing and surety bond requirements, which require the Company to abide by tariffs filed with the FMC specifying the rates which may be charged to customers.

Customers and Marketing

The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1995, the Company shipped goods for more than 60,000 customer accounts, none of which accounted for more than 5% of the Company's revenues.

The Company markets its services worldwide through an international sales organization consisting of approximately 502 full-time salespersons (as of December 31, 1995), supported by the sales efforts of senior management and the Company's country, regional, branch and district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of heavy cargo.

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

Currency and Other Risk Factors

The Company operates in many countries throughout the world, resulting in significant funds to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time, and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts (See Note 13 to the Consolidated Financial Statements).

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

Employees

As of December 31, 1995, the Company employed 5,522 people, of whom 3,678 were based at locations outside the United States, including 1,669 in the United Kingdom and Europe, 895 in Asia and 1,114 in the South Pacific, South America, Africa and Canada. Of the Company's 1,844 U.S.-based employees at that date, approximately 516 were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the
International Association of Machinists and Aerospace Workers. In addition, approximately 25% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company considers its relationship with its employees to be satisfactory.

 (d)  Financial Information About Foreign and Domestic Operations

See the Company's Consolidated Financial Statements including the Notes thereto for data related to the Company's revenues, operating profit and identifiable assets.

Item 2. Properties

The Company owns its worldwide headquarters building (approximately 40,000 square feet in area) in Darien, Connecticut, a warehouse and office facility
(approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $3.1 million mortgage, a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $1.7 million mortgage, and a warehouse and distribution facility (approximately 150,000 square feet in area) in Singapore, which is subject to a $6.4 million mortgage.

The Company leases facilities at or near airports at 50 locations in the United States and 132 offices in 27 other countries. Most facilities have office, loading dock and warehouse space. The principal facilities are set forth in the following table:

                              Approximate Sq. Feet of                  Lease
Location                           Floor Space                       Expiration

Amsterdam, The Netherlands  68,000 sq. ft. of warehouse and office     1998

Chicago, Illinois          116,000 sq. ft. of warehouse and office     1998

Frankfurt, Germany          37,000 sq. ft. of warehouse and office     1996

London, England             93,000 sq. ft. of warehouse and office     2002

Los Angeles, California     93,000 sq. ft. of warehouse and office     2001

Miami, Florida              98,000 sq. ft. of warehouse and office     1996

New York, New York          80,000 sq. ft. of warehouse and office     1996

San Francisco, California   52,000 sq. ft. of warehouse and office     2000


The Company believes that its facilities are adequate for its needs now and in the foreseeable future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


Executive Officers of the Registrant

Following is a listing of the executive officers of the Company.

The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 25, 1996 by each executive officer of the Company. There are no family relationships between any Director or officer of the Company.


                                               Positions with the Company an
                                                 Business Experience for the
Name                            Age                    Past Five Years

Hendrik J. Hartong, Jr.         56         Chairman of the Company since 1985;
                                          (Chief Executive Officer of the
                                           Company from 1985 through 1989);
                                           General Partner since 1985 of
                                           Brynwood Management and since 1988
                                           of Brynwood Management II L.P., which
                                           serve, respectively, as managing
                                           general partners of Brynwood Partners
                                           Limited Partnership and Brynwood
                                           Partners II L.P., private investment
                                           partnerships; Director of Hurco
                                           Companies, Inc.

Guenter Rohrmann                56         President and Chief Executive Officer
                                           of the Company since 1989 (President
                                           and Chief Operating Officer from 1985
                                           to 1989).

Dennis M. Dolan                 38         Vice President and Chief Financial
                                           Officer of the Company since 1989;
                                           U.S. Controller from 1985 to 1989.

Giorgio Laccona                 37         Vice President - General Manager -
                                           North America since 1996; Vice
                                           President-Operations from 1994 to
                                           1996, Vice President - Export Sales
                                           and Operations from 1989 to 1994.

Daniel J. McCauley              61         Vice President, General Counsel and
                                           Secretary of the Company since 1991;
                                           Executive Vice President, Secretary
                                           and General Counsel, for more than
                                           five years prior to 1990, and
                                           consultant from 1990 to 1991, Emery
                                           Airfreight Corporation, Wilton, CT, a
                                           transportation company.

Paul J. Gallagher               50         Vice President - Treasurer of the
                                           Company since 1993; Vice President-
                                           International Controller from 1989 to
                                           1993.

Walter L. McMaster              63         Vice President and Controller of the
                                           Company for more than the past five
                                           years.

Robert J. O'Connell             59         Senior Vice President since 1996;
                                           Vice President - General Manager -
                                           North America of the Company since
                                           1989; Vice President-North America
                                           Sales of the Company from 1985 to
                                           1989.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Since April 5, 1994, the Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market under the symbol: AEIC. Previously the Common Stock traded on the American Stock Exchange.

The table below indicates the quarterly high and low prices of the Common Stock and the dividends declared per share for the years ended December 31, 1995 and 1994. The 1994 per share information has been restated to reflect the three-for-two stock split on December 21, 1994 (See Note 2 to the Consolidated Financial Statements).

                                                   Quarter
                                     1st        2nd       3rd       4th
Year Ended December 31, 1995:
High ........................   $ 25 1/2    $ 26 1/2   $ 25 1/2   $ 25 1/4

Low .........................   $ 18 1/2    $ 20 3/4   $ 22 1/4   $ 20 1/4

Dividends ...................   $    .04    $    .05   $    .05   $    .05

Year Ended December 31, 1994:

High ........................   $ 15 3/4    $ 16 5/8   $ 18 7/8   $ 20

Low .........................   $ 12 1/4    $ 13 7/8   $ 14 5/8   $ 15 1/8

Dividends ...................   $   .033    $    .04   $    .04   $    .04


At March 25, 1996, there were 926 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $25.75 per share.

Item 6.  Selected Financial Data


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)

                                              Years Ended December 31,
                                 1995       1994     1993       1992      1991
Revenues ......................$1,222,217  $997,379  $725,719  $672,287 $601,939

Net income ....................$   29,027  $ 22,619  $ 17,340  $ 18,633 $ 13,936

Net income per common share:(1)
   Primary ....................$     1.58  $   1.28  $    .99  $   1.08 $    .81
   Fully diluted ..............$     1.48  $   1.21  $    .97  $   1.08 $    .75

Cash dividends declared per
  common share ................$      .19  $   .153  $   .125  $   .085 $    .05

Total assets ..................$  486,843  $383,626  $298,816  $211,721 $211,434

Long-term debt (excluding
  currentportion)   ...........$   82,762  $ 83,992  $ 78,464  $ 7,120  $ 24,928

Stockholders' investment ......$  147,566  $ 99,350  $ 78,119  $65,376  $ 65,270




(1)Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50.0% stock dividend in each of August 1991, July 1992 and December 1994 and are based upon the weighted average number of shares of Common Stock outstanding during each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1995 totaled $54.5 million compared to $44.2 million at December 31, 1994. The increase was largely attributable to the sale of the Company's holdings of U.S. Government securities and the subsequent reclassification of the sale proceeds into cash and cash equivalents (See Note 1 to the Consolidated Financial Statements). Such cash proceeds, together with an increase in the excess of trade receivables over trade payables, resulted in a working capital increase of approximately $18.0 million (30.6%) to $76.9 million at December 31, 1995 from $58.9 million at December 31, 1994.

Capital expenditures for 1995 were $20.4 million compared to $12.1 million for 1994 and were made primarily for expansion and improvement of buildings, facilities and management information systems. Of the $8.3 million (68.6%) increase, approximately $6.0 million was attributable to construction and related costs for the Company's new warehouse and distribution facility in Singapore. Depreciation and amortization expense (including goodwill amortization) totaled $9.8 million in 1995 and $7.6 million in 1994. Capital expenditures for 1996 are estimated to be approximately $15.0 million and will be primarily for improvement and expansion of facilities and management information systems.

In June 1995, the Company acquired all the outstanding shares of Radix in exchange for 954,608 shares of Common Stock and $.5 million in cash. The acquisition was valued at approximately $23.8 million (See Note 4 to the Consolidated Financial Statements).

At December 31, 1995, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $14.3 million, of which approximately $.6 million was outstanding. During the third quarter of 1995, the Company allowed its $20.0 million revolving credit facility to expire. The Company anticipates that a syndicated unsecured revolving credit facility for approximately $75.0 million will be finalized during the first half of 1996 (See Note 7 to the Consolidated Financial Statements).

During the second quarter of 1995, the Company's Board of Directors authorized a 25% increase in the quarterly cash dividend from four cents ($.04) to five cents ($.05) per share. Additionally, during the third quarter of 1995, the Board of Directors authorized the purchase, from time to time in the open market, of up to one million shares of the Company's Common Stock. As of December 31, 1995, no shares had been purchased under this authorization.

The Company purchases foreign currency forward exchange contracts principally to hedge foreign currency exposure associated with net investments in certain foreign operations and certain intercompany transactions. The Company does not speculate in the financial markets and therefore does not hold these contracts for trading purposes (See Note 13 to the Consolidated Financial Statements).

Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital and capital expenditures.


                             Results of Operations

1995 Compared to 1994

The Company considers its total business to represent a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding and customs brokerage and other services, all of which are fully integrated. The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of these three service categories, as well as the Company's internal operating expenses (terminal and selling, general and administrative expenses) and operating profit:

                                              1995       1994
                                              ($ in millions)
Gross Revenues:
  Airfreight ............................ $   972.6   $ 810.6
  Ocean freight .........................     166.2     112.3
  Customs brokerage
    and other ...........................      83.4      74.4
Total Gross Revenues .................... $ 1,222.2   $ 997.3

Net Revenues:
  Airfreight ............................ $   245.8   $ 204.5
  Ocean freight .........................      38.8      28.2
  Customs brokerage
    and other ...........................      82.1      57.3
Total Net Revenues ......................     366.7     290.0

Internal Operating Expenses:
  Terminal ..............................     196.6     151.7
  Selling, general and administrative ...     120.5     100.1
Total Internal Operating Expenses .......     317.1     251.8

Operating Profit ........................ $    49.6   $  38.2


Gross revenues increased $224.9 million (22.6%) in 1995 over those for 1994, reflecting increases of $162.0 million (20.0%) in airfreight revenues, $53.9 million (48.0%) in ocean freight revenues and $9.0 million (12.1%) in customs brokerage and other revenues. Additionally, approximately $34.3 million of the increase in gross revenues was attributable to the effect of a weaker U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Gross revenues from customs brokerage in 1994 included $16.0 million of handling and related revenues. In 1995, $21.4 million of what were formerly classified as handling and related revenues were reclassified as a reduction to related transportation expense. Net revenues (gross revenues minus transportation expenses) increased $76.7 million (26.4%) to $366.7 million in 1995 and was attributable to increases of $41.3 million (20.2%) in airfreight net revenues, $10.6 million (37.6%) in ocean freight net revenues and $24.8 million (43.3%) in customs brokerage and other net revenues. The increases in both gross and net revenues from airfreight services were attributable to increased airfreight shipping volumes, as the number of shipments increased 8.7% and the total weight of cargo shipped increased 16.8% over 1994, and to higher prices initiated by the Company in response to rate increases from the airlines. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers, the Company's continuing penetration into the ocean freight market since its acquisition of Votainer in 1993 and the inclusion of ocean freight business of acquired companies. The increases in gross and net revenues from customs brokerage and other services were largely due to the acquisition of Radix.

The Company's internal operating expenses (terminal and selling, general and administrative expenses) increased $65.3 million (25.9%) in 1995 over 1994. The increase was attributable to the inclusion of operating expenses from acquired companies and the greater volume of shipments handled. Additionally, 1994 internal operating expenses included a one-time pre-tax charge of $1.0 million for the Company's estimated proportionate withdrawal liability from a multi-employer pension plan covering certain of its employees (See Note 11 to the Consolidated Financial Statements). As a percentage of gross revenues, internal operating expenses increased to 25.9% from 25.2% in 1994, due largely to the inclusion of operating expenses related to Radix's customs brokerage operations.

Consolidated operating profit increased $11.4 million (29.8%) over 1994, due primarily to significant improvement in operating profits in the Company's United States region and its Asia and Others region (See Note 5 to the Consolidated Financial Statements). The Company's European operations were negatively effected by economic weakness in Europe, particularly during the second half of 1995 when the Company experienced only minimal growth in the weight of airfreight cargo shipped.

Net interest expense increased $.1 million to $3.3 million in 1995, and other income declined $.3 million to $1.4 million in 1995 due to a decline in foreign exchange gains, net when compared to 1994.

The Company's effective tax rate for 1995 was 39.0% compared to 38.5% in 1994. The increase in the effective tax rate was largely due to losses in countries where no tax credit was available and an increase in the amount of nondeductible expenses. The Company's effective tax rates fluctuate due to changes in tax rates and regulations in the countries in which it operates and the level of pre-tax profit earned in those countries.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement establishes the accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company believes that this statement, when adopted during the first quarter of 1996, will not have a material impact on either its results of operations or financial position.

Additionally, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation". This statement establishes a fair-value-based method of accounting for stock options and other equity instruments. The statement permits entities to continue to use the intrinsic value method included in APB-25 (Accounting for Stock Issued to Employees), but regardless of the method used to account for the compensation cost associated with stock options and similar plans, the statement requires entities to provide additional disclosure information. In 1996, the Company will adopt the disclosure provisions of this statement, but will continue to account for its employee stock-based compensation under APB-25.


United States Operations

United States revenues increased $92.0 million (25.0%) to $459.3 million in 1995 compared to 1994, reflecting increases of $70.7 million (22.6%) in airfreight revenues, $15.3 million (47.2%) in ocean freight revenues and $6.0 million (27.5%) in customs brokerage revenues. The increase in airfreight revenues was due to an 18.7% increase in the weight of cargo shipped, as well as price increases initiated in response to airline rate increases. The increase in ocean freight revenues was attributable to the Company's ongoing efforts to market its ocean freight services to both existing and new customers. The increase in customs brokerage revenues was largely attributable to the inclusion of business from Radix, which was acquired in June of 1995.

United States operating profit in 1995 increased $10.6 million (154.0%) over 1994, due to increased airfreight revenues, the inclusion of Radix customs brokerage and freight forwarding business, and the achievement of operating profitability in ocean freight services in 1995 compared to a loss of $2.0 million from these services in 1994.


Foreign Operations

Foreign revenues increased $132.8 million (21.1%) in 1995 over 1994. Approximately $34.3 million of the increase was attributable to the effect of a weaker U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $63.1 million (19.5%) over 1994, due to increases of $57.1 million (22%) in airfreight revenues, $5.6 million (14.0%) in ocean freight revenues and $.4 million in customs brokerage revenues. The rate of increase in European airfreight revenues declined throughout the year, as the percentage increase in the weight of airfreight cargo shipped declined from approximately 27.0% in the first quarter to 1.0% in the fourth quarter of 1995, due largely to a slowdown in economic activity in the region. Revenues in the Asia and Others region increased $69.7 million (22.8%) in 1995 over 1994, reflecting increases of $34.3 million (14.4%) in airfreight revenues, $33.0 million (82.5%) in ocean freight revenues and $2.4 million in customs brokerage revenues. The increases in both airfreight and ocean freight revenues were attributable to greater shipping volumes from existing and new customers and the inclusion of business from acquired companies. Customs brokerage revenues increased primarily due to the increase in the number of import clearances.

Foreign operating profit was $32.1 million compared to $31.4 million in 1994. The increase was attributable entirely to the Asia and Others region, where operating profit increased $3.8 million (20.7%) over 1994, offsetting a decline of $3.1 million in the Company's European region. The lower operating profit in Europe was primarily due to losses in the Company's German operations, which negatively impacted European operating profit by $2.5 million. In the second half of 1995, the Company initiated actions in Germany to lower costs through reductions in personnel and reductions in other operating expenses.

As a result of the weaker shipping volumes handled in Europe, and the losses in Germany, the Company's European operating profit for the third and fourth quarters of 1995 were lower than for the comparable quarters of 1994. In addition to the losses in Germany, a decline in operating profit was realized in the United Kingdom, which contributed 39.6% and 49.2% of European revenue and operating profit, respectively. The slowdown in economic activity in Europe has continued in 1996 and may negatively impact the Company's European operations in 1996. In addition to the actions taken in Germany, management is implementing operating cost reductions in other European countries in an effort to minimize the impact of weaker shipping volumes in 1996.


1994 Compared to 1993

The following table shows the consolidated results of airfreight and ocean freight activities for 1994 compared to 1993. Revenues from customs brokerage and other services are included in airfreight revenues:

                                   1994                         1993
                                      Ocean                      Ocean
                          Airfreight Freight Total   Airfreight Freight   Total
                                            ($ in millions)
Gross Revenues ...........  $885.0   $112.3  $997.3   $674.3    $51.4    $725.7
Expenses:
 Transportation ..........   623.2     84.1   707.3    457.2     39.2     496.4
 Terminal ................   134.4     17.3   151.7    112.8      7.0     119.8
 Selling, general
  and administrative .....    89.3     10.8   100.1     72.0      6.1      78.1
Operating profit (loss) ..  $ 38.1   $   .1  $ 38.2   $ 32.3    $ (.9)   $ 31.4

Gross  revenues  in 1994  were  $271.6  million  (37.4%)  greater  than in 1993.
Airfreight  revenues  in  1994  increased  $210.7  million  (31.2%)  over  1993.
Airfreight  shipping  volumes  were  very  strong  in  1994,  as the  number  of airfreight shipments increased 9.8% and the total weight of cargo shipped increased 30.1% over 1993. The higher shipping volumes were attributable to increased economic activity in countries where the Company operates, particularly European countries which emerged from recession in 1994, as well as the inclusion of revenues of acquired companies. Ocean freight revenues in 1994 were $60.9 million greater than in 1993; however, since the Company initiated its ocean freight activities with the acquisition of Votainer in July of 1993, only six months of ocean freight revenues were recorded in 1993.

Gross profit (revenue minus transportation expense) increased $60.7 million (26.5%) to $290.0 million in 1994 compared with 1993. Gross margin (gross profit as a percentage of revenues) decreased 2.5% to 29.0% in 1994 compared to 31.5% in 1993. The decrease in gross margin was largely due to the impact of greater weight per shipment which resulted in lower selling prices per unit of weight, and competitive pricing pressures. Internal operating expenses (terminal and selling, general and administrative) increased $53.9 million (27.2%) over 1993 due largely to the inclusion of expenses of companies acquired in 1994 and additional expenses incurred in connection with the substantially greater shipping volumes. Also, included in 1994 internal operating expenses was a one-time pre-tax charge of $1.0 million for the Company's estimated proportionate withdrawal liability with respect to a multi-employer pension plan covering certain of its employees (See Note 11 to the Consolidated Financial Statements). As a percentage of revenues, internal operating expenses declined to 25.2% of revenues in 1994 from 27.2% of revenues in 1993. Consolidated operating profit in 1994 was $6.8 million (21.7%) greater than in 1993 after giving effect to the one-time charge discussed above. However, excluding the one-time charge, operating profit increased 24.8%.

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


United States Operations

United States revenues increased $58.8 million (19.1%) to $367.3 million in 1994 compared to 1993, reflecting a $46.1 million (16.9%) increase in airfreight revenues, and $12.7 million (64.4%) increase in ocean freight revenues. The increase in airfreight revenues was attributable to a 5.9% increase in the number of shipments and a 18.1% increase in the total weight of cargo shipped. The increase in ocean freight revenues was attributable to the inclusion of twelve months of ocean freight revenues in 1994 compared to only six months in 1993. However, ocean freight revenues for the last six months of 1994 were $3.8 million (19.3%) below those for the comparable period in 1993. The decrease in ocean freight revenues was attributable to significant reduction in shipments received from some of the Company's competitors in freight forwarding who made up a substantial portion of the Votainer USA customer base prior to the Company's acquisition of Votainer in July 1993. The Company has initiated sales programs in the United States to market the Company's ocean freight capabilities directly to its existing airfreight customers and other non-freight forwarding companies, thereby reducing Votainer's reliance on business received from other freight forwarders.

United States operating profit for 1994 decreased marginally from 1993 to $6.9 million. The decrease was mainly attributable to an $.8 million ocean freight operating loss combined with the previously-discussed $1.0 million one-time charge included in the airfreight operating profit. Excluding this charge, United States operating profit increased $1.0 million (13.9%) in 1994 compared to 1993.


Foreign Operations

Foreign revenues increased $212.9 million (51.0%) to $630.1 million in 1994 compared with 1993, reflecting a $164.6 million (42.7%) increase in airfreight revenues and a $48.3 million (152.0%) increase in ocean freight revenues. The increase in airfreight revenues was attributable to a 13.2% increase in the number of shipments and a 41.7% increase in the total weight of cargo shipped. Additionally, when converting foreign currency revenues into U.S. dollars for financial reporting purposes, the effect of a weaker U.S. dollar accounted for approximately $10.4 million of the increase in airfreight revenues. The increase in ocean freight revenues was attributable to the inclusion of twelve months of ocean freight revenues in 1994 compared to only six months in 1993.

The number of airfreight shipments and total weight of cargo shipped in the Company's European region increased 8.5% and 27.6%, respectively. In the Company's Asia and Others region, the number of airfreight shipments and total weight of cargo shipped increased 23.6% and 65.6%, respectively.

Operating profit from foreign operations increased $6.9 million (28.3%) to $31.4 million for 1994 largely due to increased airfreight shipping volumes. Operating profit in the European region increased $3.3 million, while operating profit in the Asia and Others region increased $3.6 million.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.


Part III

Item 10. Directors and Executive Officers of the Registrant

The Company's definitive Proxy Statement to be issued in conjunction with the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11.  Executive Compensation

The Company's definitive Proxy Statement to be issued in conjunction with the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company's definitive Proxy Statement to be issued in conjunction with the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The Company's definitive Proxy Statement to be issued in conjunction with the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report on Form 10-K.

  (1) Financial Statements:                                                 Page

        Report of Independent Public Accountants.                           F-1

        Consolidated  Balance Sheets as of December 31, 1995 and 1994.      F-2

        Consolidated  Statements of Operations for the years ended
        December 31, 1995, 1994 and 1993.                                   F-3

        Consolidated Statements of Stockholders' Investment for the
        years ended December 31, 1995, 1994 and 1993.                       F-4

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993.                                   F-5

        Notes to Consolidated Financial Statements.                         F-6

  (2) Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts.                    F-22


     All other financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in theCompany's Consolidated Financial Statements or Notes thereto.

     Separate financial statements of the Company have been omitted since less than 25% of the net assets of its subsidiaries and equity investments are formally restricted from being loaned, advanced or distributed to the holding company.

(3) Exhibits required to be filed by Item 601 of Regulation S-K.

     3 a. Certificate of Incorporation, as amended through July 24, 1993.

       b. The Bylaws, as amended through March 22, 1992 (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed March 22, 1992).

     4 a. Indenture, dated as of January 15, 1993, between the Company and The
          Bank of New York, as Trustee (Incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated February 2, 1993).

       b. Specimen Convertible Subordinated Debenture (Incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-3, dated December 22, 1992).

       c. Specimen certificate representing the Common Stock (Incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-3,dated December 22, 1992).

      10. Material Contracts:

       a. Employment Agreement, effective January 1, 1986, between the Company and Hendrik J. Hartong, Jr. (Incorporated herein by reference to Exhibit 10(iii) to the Company's Current Report on Form 8-K, filed March 22, 1992).

       b. Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann (Incorporated herein by reference to Exhibit 10(iv) to the Company's Current Report on Form 8-K filed March 22,
          1991).

       c. Air Express International Corporation Employees' 1981 Incentive Stock Option Plan (Incorporated herein by reference to Exhibit 10(i) to the Company's Report on Form 10-K, dated April 12, 1985).

       d. Air Express International Corporation 1984 International Employees' Stock Option Plan (Incorporated herein by reference to the Company's Proxy Statement, dated July 18, 1984, furnished to stockholders in connection with the Annual Meeting of Stockholders held on August 9,
          1984).

       e. Lease Agreement, entered into in June 1986, between the Company and The Port Authority of New York and New Jersey for Hangar 5, John F. Kennedy Airport (Incorporated herein by reference to Exhibit A to the Company's Report on Form 8-K filed March 19, 1987).

       f. Air Express International Corporation Employees' 1991 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1991 (Incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991).

      21. List of Subsidiaries of the Registrant. Exhibit 21.

      23. Consent of Independent Public Accountants. Exhibit 23.

      27. Financial Data Schedule. Exhibit 27.

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







Date:  March 29, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                            Title                          Date


/s/ John M. Fowler                 Director                      March 29, 1996
    (John M. Fowler)


/s/ Hendrik J. Hartong, Jr.        Chairman of the Board
    (Hendrik J. Hartong, Jr.)      of Directors                  March 29, 1996


/s/ Donald J. Keller               Director                      March 29, 1996
    (Donald J. Keller)


/s/ Andrew L. Lewis IV             Director                      March 29, 1996
    (Andrew L. Lewis IV)


/s/ Richard T. Niner               Director                      March 29, 1996
    (Richard T. Niner)


/s/ John Radziwill                 Director                      March 29, 1996
    (John Radziwill)


/s/ Guenter Rohrmann               President, Chief Executive
    (Guenter Rohrmann)             Officer, and Director
                                  (Principal Executive Officer)  March 29, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Air Express International Corporation:


We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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



                                                            ARTHUR ANDERSEN LLP


New York, New York
March 25, 1996

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (Dollars in thousands)

                                                              1995       1994
Assets

Current assets:
 Cash and cash equivalents ...............................$  54,463    $ 44,168
 Accounts receivable (less allowance for
  doubtful accounts of $4,695 and $3,290) ................  268,289      208,704
 Other current assets ....................................    4,754        2,938
     Total current assets ................................  327,506      255,810
Investment in unconsolidated affiliates ..................   13,228        9,370
Marketable securities ....................................     --         19,961
Property, plant and equipment (less accumulated
  depreciation and amortization of $43,242
  and $37,057) ...........................................   54,149       39,599
Deposits and other assets ................................   12,999        6,957
Goodwill (less accumulated amortization
  of $8,269 and $6,403) ..................................   78,961       51,929
     Total assets ........................................$ 486,843    $ 383,626

Liabilities and stockholders' investment

Current liabilities:
 Current portion of long-term debt .......................$   2,690    $   2,029
 Bank overdrafts payable .................................      620        1,399
 Transportation payables .................................  149,536      101,657
 Accounts payable ........................................   41,625       36,779
 Accrued liabilities .....................................   45,556       43,988
 Income taxes payable ....................................   10,581       10,991
     Total current liabilities ...........................  250,608      196,843
 Long-term debt ..........................................   82,762       83,992
 Other liabilities .......................................    5,907        3,441
     Total liabilities ...................................  339,277      284,276

Commitments and contingencies (Note 12) ..................      --          --

Stockholders' investment:
 Capital stock -
 Preferred (authorized 1,000,000 shares,
   none outstanding) .....................................      --          --
 Common, $.01 par value (authorized 40,000,000
   shares, issued 18,577,880 and 19,620,526 shares) ......      186          196
 Capital surplus .........................................   60,164       41,998
 Cumulative translation adjustments ......................  (12,539)     (11,442)
 Retained earnings .......................................  100,372      108,600
                                                            148,183      139,352

 Less: 25,279 and 2,184,208 shares of treasury
     stock, at cost ......................................     (617)    (40,002)
     Total stockholders' investment ......................  147,566       99,350
     Total liabilities and stockholders' investment ......$ 486,843    $ 383,626


See Notes to Consolidated Financial Statements.
                                      F-2

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(Dollars in thousands, except per share data)


                                                   1995      1994         1993
Revenues .....................................$1,222,217  $ 997,379   $ 725,719
Operating expenses:
 Transportation ..............................   855,568    707,338     496,459
 Terminal ....................................   196,639    151,769      19,814
 Selling, general and administrative .........   120,455    100,027      78,075
                                               1,172,662    959,134     694,348
Operating profit .............................    49,555     38,245      31,371

Other income (expense):
 Interest expense, net .......................    (3,344)    (3,201)     (3,698)
 Other, net ..................................     1,374      1,735         308
                                                  (1,970)    (1,466)     (3,390)
Income before provision for income taxes .....    47,585     36,779      27,981

Provision for income taxes ...................    18,558     14,160      10,641
Net income ...................................$   29,027  $  22,619   $  17,340

Net income per common share:
  Primary ....................................$     1.58  $    1.28   $     .99

  Fully diluted ..............................$     1.48  $    1.21   $     .97


See Notes to Consolidated Financial Statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                Cumulative
                                                       Common Stock    Capital  Translation   Retained    Treasury
                                                    Shares     Amount  Surplus  Adjustment    Earnings      Stock     Total
(Dollars in thousands)

Balance, December 31, 1992 ....................   19,389,673   $ 194  $ 40,777   $(10,759)  $ 73,453  $  (38,289) $ 65,376

 Exercise of common stock options .............       81,627       1       378         --         --         --        379
 Purchase of treasury stock ...................           --      --        --         --         --      (1,355)   (1,355)
 Translation of foreign currency
  financial statements ........................           --      --        --     (1,523)        --         --     (1,523)
 Issuance of common stock for previous
  year's stock bonus plan .....................        3,320      --        38         --         --         --         38
 Dividends declared ($.125 per share) .........           --      --        --         --     (2,136)        --     (2,136)
 Net income for the year ......................           --      --        --         --     17,340         --     17,340


Balance, December 31, 1993 ....................   19,474,620     195    41,193    (12,282)    88,657     (39,644)   78,119

 Exercise of common stock options .............      145,906       1       805         --         --         --        806
 Purchase of treasury stock ...................           --      --        --         --         --        (358)     (358)
 Translation of foreign currency
  financial statements ........................           --      --        --        840         --         --        840
 Dividends declared ($.153 per share) .........           --      --        --         --     (2,676)        --     (2,676)
 Net income for the year ......................           --      --        --         --     22,619         --     22,619


Balance, December 31, 1994 ....................   19,620,526     196    41,998    (11,442)   108,600     (40,002)   99,350

 Exercise of common stock options .............      202,644       2     1,451         --         --         --      1,453
 Purchase of treasury stock ...................           --      --        --         --         --        (990)     (990)
 Translation of foreign currency
  financial statements ........................           --      --        --     (1,097)        --         --     (1,097)
 Dividends declared ($.19 per share) ..........           --      --        --         --     (3,481)        --     (3,481)
 Net income for the year ......................           --      --        --         --     29,027         --     29,027
 Stock issued for Radix acquisition, net ......      979,887      10    23,911         --         --        (617)   23,304
 Retirement of treasury stock .................   (2,225,177)    (22)   (7,196)        --    (33,774)     40,992       --


Balance, December 31, 1995 ....................   18,577,880   $ 186  $ 60,164   $(12,539) $ 100,372  $     (617) $147,566


See Notes to Consolidated Financial Statements.


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(Dollars in thousands)

                                                       1995      1994      1993
Cash flows from operating activities:
 Net Income ...................................... $ 29,027  $ 22,619  $ 17,340
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization .................    7,794     6,224     5,333
   Amortization of goodwill ......................    1,983     1,414       973
   Amortization of bond discount .................      230       230       215
   Deferred income taxes .........................     (788)   (1,577)      (18)
   Undistributed earnings of affiliates ..........   (1,449)   (1,039)     (140)
  (Gains) losses on sales of assets, net .........     (208)       41      (116)

   Changes in assets and liabilities, net
    of business acquisitions:
  (Increase) in accounts receivable, net .........  (26,411)  (38,851)   (6,439)
  (Increase) decrease in other current assets ....   (1,137)      850     1,415
  (Increase) decrease in other assets ............   (2,081)      177    (1,807)
   Increase in transportation payables ...........   19,228    25,291     2,005
  (Decrease) in accounts payable .................   (5,062)   (1,729)   (7,788)
  (Decrease) increase in accrued liabilities .....   (2,600)   10,957       719
   Increase (decrease) in income taxes payable ...      216      (415)      873
   Increase in other liabilities .................    1,117     1,567      --
     Total adjustments ...........................   (9,168)    3,140    (4,775)

   Net cash provided by operating activities .....   19,859    25,759    12,565

Cash flows from investing activities:
 Business acquisitions, net of cash acquired .....   (1,292)  (14,992)  (12,825)
 Sales (purchases) of short-term investments .....     --      10,109   (10,109)
(Losses) gains from hedging activities ...........   (1,934)   (1,110)      668
 Proceeds from sales of assets ...................      606       588       353
 Capital expenditures ............................  (20,389)  (12,076)   (4,924)
 Investment in unconsolidated affiliates .........   (1,746)     --         (63)
 Sales (purchases) of marketable securities ......   19,981   (19,961)     --

 Net cash used in investing activities ...........   (4,774)  (37,442)  (26,900)

Cash flows from financing activities:
 Net repayments under revolving credit
   agreement .....................................     --        --      (5,000)
 Net repayments in bank overdrafts payable .......     (841)   (1,068)   (1,256)
 Additions to long-term debt .....................    1,327     4,575    72,414
 Payment of long-term debt .......................   (2,556)   (1,776)   (7,468)
 Issuance of common stock ........................    1,453       806       417
 Payment of cash dividends .......................   (3,250)   (2,555)   (1,963)
 Purchase of treasury stock ......................     (990)     (358)   (1,355)

 Net cash (used) provided by financing
   activities ....................................   (4,857)     (376)   55,789

 Effect of foreign currency exchange
   rates on cash .................................       67     1,164      (504)

 Net increase (decrease) in cash and
   cash equivalents ..............................   10,295   (10,895)   40,950

Cash and cash equivalents at beginning
   of year .......................................   44,168    55,063    14,113

Cash and cash equivalents at end of year ......... $ 54,463  $ 44,168  $ 55,063



See Notes to Consolidated Financial Statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands,
except per share data)


(1)  Summary of Significant Accounting Policies:

Principles of Consolidation -

The consolidated financial statements include the accounts of Air Express International Corporation and its majority-owned subsidiaries (the "Company"), all of which conduct operations in a single line of business: freight forwarding. All significant intercompany accounts and transactions have been eliminated. Investments in 20.0% to 50.0% owned affiliates are accounted for using the equity method.

With the exception of entities operating in highly inflationary economies, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded in a separate component of stockholders' investment, "Cumulative Translation Adjustments". Translation gains or losses of the Company's entities which operate in highly inflationary economies are included as a component of other income (expense).

Accounting Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management believes these estimates do not materially affect either the Company's results of operations or financial position.

Method of Revenue Recognition -

International revenues from the transportation of international freight are recognized at the time the freight has been exported from the country of origin via commercial carrier. The corresponding transportation costs charged by the commercial carriers are recognized concurrently with the freight revenues. Destination delivery costs are recognized as incurred and subsequently billed to consignees, except door-to-door cargo movements which are accrued concurrently with freight revenue recognition. Domestic revenues from the transportation of freight within the U.S. are recognized on the day freight departs the Company's terminal of origin. Transportation costs and destination delivery costs are recognized concurrently with freight revenues. For both international and domestic revenues, the above methods of revenue recognition approximate recognizing revenues and expenses when a shipment is completed.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

Property, Plant and Equipment -

The Company provides depreciation and amortization using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.

                                               Estimated Useful Life
     Buildings and improvements                    25-40 years
     Furniture and fixtures                         3-10 years
     Automotive equipment                           3-5  years
     Terminal and data processing equipment         3-5  years
     Leasehold improvements                  Life of lease or estimated
                                               useful life, if shorter
Goodwill -

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over periods not exceeding 40 years. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable based upon the projected, undiscounted, net cash flows of the related business unit. Impairment would be recognized in operating results if permanent diminution in value were to occur.

Cash and Cash Equivalents -

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

Transportation Payables -

Transportation payables represents the Company's largest trade payables which are mainly due to airlines, steamship and trucking companies.

Marketable Securities -

During 1995, the Company sold, for a marginal gain, all of its marketable securities for approximately $19.8 million. The proceeds from the sale were reinvested in financial instruments with original maturities of three months or less and were classified as cash and cash equivalents. The marketable securities were sold in order to take advantage of the favorable decline in long term interest rates during the year.

In 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As a result, the Company had investments of approximately $20.0 million in U.S. Government securities, maturing at various dates in 1996, classified as held-to-maturity and carried at amortized cost. As of December 31, 1994, the total amortized

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


cost, gross unrealized holding losses and aggregate fair values were $19.9 million, $.4 million, and $19.5 million, respectively. There was no impact from the adoption of this standard either on stockholders' investment or net income.

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

(3)  Earnings Per Share:

Primary earnings per share is computed by dividing net income by the weighted average of the common and common share equivalents outstanding during the year. For the years 1995, 1994 and 1993, fully diluted earnings per share have been calculated assuming the conversion of the convertible subordinated debentures outstanding in those years, and the elimination of the related interest expense, net after tax, which approximates $2.9 million for 1995 and 1994 and $2.7 million for 1993.

The primary and fully diluted earnings per share and number of common and common share equivalents were as follows:

                                                    1995     1994      1993
Earnings per share:
     Primary ...................................  $  1.58  $  1.28  $   .99
     Fully diluted .............................  $  1.48  $  1.21  $   .97

Common and common share
 equivalents (in thousands)

     Weighted average shares outstanding .......   18,043   17,403   17,330
     Common share equivalents ..................      289      227      208

     Primary equivalent shares .................   18,332   17,630   17,538

     Shares issuable with respect to
       subordinated convertible securities
       and additional common share
       equivalents .............................    3,295    3,406    3,018

     Fully diluted equivalent shares ...........   21,627   21,036   20,556

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(4)  Business Acquisitions:

On June 8, 1995, the Company acquired Radix Ventures, Inc. ("Radix") for 954,608 shares of Common Stock valued at approximately $23.3 million and $.5 million in cash. Radix, through its 23 U.S. offices, was a leading provider of customs brokerage services in the United States. Additionally, Radix provided both airfreight and ocean freight forwarding services. For its fiscal year ended July 31, 1994, Radix generated approximately $65 million in revenues. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation has resulted in goodwill of approximately $25.6 million. Radix's results of operations are included in the consolidated statement of income from the acquisition date forward.

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

                                                     Twelve Months Ended
                                                          December 31,
                                                  1995                  1994

Revenues .........................         $    1,251,919         $  1,073,245

Net income .......................         $       29,385         $     23,178

Income per share:
 Primary .........................         $         1.56         $       1.25
 Fully diluted ...................         $         1.46         $       1.19


                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(5)  Regional Operations:

Revenues, operating profit and identifiable assets are set forth below by geographic area. Beginning in 1995, net revenues for international shipments are shared among the participating countries. For 1994 and 1993, amounts have been adjusted to reflect the current allocation methodology.

                                  Year Ended December 31,
                               1995        1994         1993
Revenues:

U.S.A ......................  $  459,265  $ 367,249  $ 308,465

Europe .....................     387,164    324,025    237,242
Asia and Others ............     375,788    306,105    180,012
  Total foreign ............     762,952    630,130    417,254
Total revenues .............  $1,222,217  $ 997,379  $ 725,719

Operating profit:

U.S.A ......................  $   17,494  $   6,890  $   6,927

Europe .....................      10,301     13,338     10,028
Asia and Others ............      21,760     18,017     14,416
  Total foreign ............      32,061     31,355     24,444

Total operating profit .....  $   49,555  $  38,245  $  31,371


                                        December 31,
                               1995        1994         1993

Identifiable assets:

U.S.A ......................  $  181,464  $ 128,554  $ 117,946

Europe .....................     142,121    121,946     96,706
Asia and Others ............     150,030    123,756     76,569
Total foreign ..............     292,151    245,702    173,275

Investment in unconsolidated
affiliates .................      13,228      9,370      7,595
Total identifiable assets ..  $  486,843  $ 383,626  $ 298,816


At December 31, 1995, net assets of foreign subsidiaries including intercompany accounts deemed to be long-term investments amounted to approximately $116.3 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(6)  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, is as follows:

                                                              December 31,
                                                            1995         1994

Buildings and improvements ...........................    $ 29,376     $ 20,659
Leasehold improvements ...............................       8,313        7,443
Automotive equipment .................................       4,831        4,925
Furniture and fixtures ...............................      17,400       11,636
Terminal and data processing equipment ...............      31,698       26,120
                                                            91,618       70,783
Less: accumulated depreciation and amortization ......     (43,242)     (37,057)
                                                            48,376       33,726
Land .................................................       5,773        5,873

Property, plant and equipment, net ...................    $ 54,149     $ 39,599


(7)  Revolving Credit Loan Agreement and Other Short-term
     Borrowing Facilities:

In the third quarter of 1995, the Company allowed its $20.0 million revolving credit facility agreement to expire. The Company anticipates that a syndicated unsecured revolving credit facility for approximately $75.0 million will be finalized during the first half of 1996.

A number of the Company's foreign subsidiaries have unsecured short-term overdraft facilities with foreign banks which approximated $14.3 million at December 31, 1995. The largest single facility, extended to the Company's German subsidiary, was approximately $3.7 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1995, outstanding borrowings from these facilities were approximately $.6 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(8)  Long-Term Debt:

Long-term debt consists of the following:

                                                              December 31,
                                                            1995         1994
Mortgage Singapore - principal paid
 semi-annually through 2000, bearing
 interest at 5.55% .................................     $  6,370      $  4,924
Convertible Subordinated Debentures
 due 2003, bearing interest at 6%, net of
 unamortized discount of $1,661 and $1,891 .........       73,089        72,859
Mortgage Australia - principal of $121 paid
 quarterly through 2002, bearing interest
 at 10.2 % payable monthly .........................        3,141         3,781
Mortgage Holland - principal of $59 paid
 quarterly through 2002, bearing interest
 at 8.51% ..........................................        1,713         1,751
Other long-term debt ...............................        1,139         2,706
                                                           85,452        86,021
Less: current portion ..............................       (2,690)       (2,029)
                                                         $ 82,762      $ 83,992

The maturities of long-term debt are as follows:

                           Year Ending              Principal
                           December 31,               Amount

                              1996                   $ 2,690
                              1997                     2,397
                              1998                     2,284
                              1999                     2,231
                              2000 and beyond         75,850
                                                    $ 85,452

The Singapore mortgage, payable in local currency, is secured by a warehouse facility with a net book value of $10.3 million at December 31, 1995.

The Australia mortgage, payable in local currency, is secured by land and building with a net book value of $6.8 million at December 31, 1995.

The Holland mortgage, payable in local currency, is secured by land and building with a net book value of $2.7 million at December 31, 1995.

On January 28, 1993, the Company issued and sold $74.8 million aggregate principal amount of its 6.0% Convertible Subordinated Debentures due 2003 (the "Debentures") and received net (after commissions and expense) receipts from the

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(8)  Long-Term Debt - continued:

sale of the Debentures of $72.5 million. The Debentures are convertible into Common Stock of the Company through maturity, unless previously redeemed, at $22.7083 per share, subject to adjustment. Interest on the Debentures is payable on January 15 and July 15, commencing July 15, 1993.

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

At December 31, 1995, the fair value of the Company's long-term debt amounted to $93.1 million compared to the carrying amount of $85.5 million. The difference was attributable to the quoted market price of the Debentures.

Interest expense on long-term debt for the years ended December 31, 1995, 1994 and 1993 was $5.5 million, $5.2 million and $5.7 million, respectively.

(9)  Common Stock Option Plans:

The 1984 International Employees' Stock Option Plan ("International Plan") authorizes the granting of stock options to officers and employees at prices equal to or greater than the fair market value of the common stock on the date of grant. There were 333,450 options outstanding, of which 110,000 were exercisable at December 31, 1995. There are no options available for future grant under this plan.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


The 1991 Employees' Incentive Stock Option Plan authorizes the granting of stock options and/ or stock appreciation rights ("SAR'S") to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. There were 1,048,228 options outstanding, of which 182,070 were exercisable at December 31, 1995. Options for 48,187 shares were available for future grant at December 31, 1995 under this plan. To date no SAR'S have been granted.

At December 31, 1995, 1,429,865 shares of common stock were reserved for issuance pursuant to the Company's option plans.

Option activity is summarized as follows:

                                        1995                       1994
Options outstanding,
 beginning of year .............      971,947                    961,860
Options granted ...............       620,250                    216,000
Options exercised .............      (202,644)                  (145,906)
Options canceled or expired ...        (7,875)                   (60,007)
Options outstanding,
 end of year ...................    1,381,678                    971,947

Exercise price of
 options exercised .............  $ 4.29 - $ 18.50            $ 4.26 - $ 12.92
Exercise price of options
 outstanding, end of year ......  $ 7.22 - $ 23.75            $ 4.29 - $ 18.50

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

The components of income before provision for income taxes and the current and deferred components of the provision for income taxes were as follows:

                             Years Ended December 31,
                             1995       1994        1993
Income before provision
 for income taxes:
  U.S ..................  $ 17,538   $ 11,286   $  7,702
  Foreign ..............    30,047     25,493     20,279
                          $ 47,585   $ 36,779   $ 27,981
Current provision:
  U.S. Federal .........  $  6,056   $  5,383   $  3,227
  Foreign ..............    11,803      9,215      7,041
  State ................     1,484      1,073        688
                            19,343     15,671     10,956

Deferred provision:
  U.S. Federal .........       334     (1,190)      (337)
  Foreign ..............    (1,139)      (158)        80
  State ................        20       (163)       (58)
                              (785)    (1,511)      (315)
Total provision for
 income taxes .........  $  18,558   $ 14,160   $ 10,641

The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:

                                               Years Ended December 31,
                                             1995       1994        1993

Net operating losses ..................    $ (960)    $    -      $   -
Net change in allowance
 for doubtfulaccounts and
 other reserves ........................     (817)     (2,378)     (574)
Undistributed earnings of
 unconsolidated affiliates .............      453         343       (34)
Accelerated depreciation ..............       186           7       681
Net unrealized foreign
 exchange gains ........................      353         517      (388)
                                           $ (785)    $(1,511)    $(315)

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(10)  Income Taxes - continued:

The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 35.0% for 1995, 34.3% for 1994 and 35.0% for 1993 is attributable to the following:

                                         Years Ended December 31,
                                        1995      1994      1993

Income before provision for
 income taxes ....................  $ 47,585   $ 36,779  $ 27,981

Tax provision computed at
 statutory rate ..................  $ 16,655   $ 12,615  $  9,793

Increases (reductions) in tax
 provision due to:
Net operating losses for which
 no tax benefit has been
 recognized .....................        931        961       589
Goodwill amortization ...........        625        375       271
Other nondeductible expenses ....        777        645       359
Foreign income taxed at
 different rates .................    (1,083)      (776)     (781)
State income tax, net of
Federal tax benefit .............      1,249        910       630
Other ...........................       (596)      (570)     (220)
Total provision for
 income taxes ....................  $ 18,558   $ 14,160  $ 10,641


For tax reporting  purposes,  the Company and its  subsidiaries  had  available,
dependent  upon  future  taxable  income,   the  following  net  operating  loss
carryforwards and foreign tax credits as of December 31, 1995:

                      Expiring In      Net Operating Losses   Foreign Tax Credit

                         1998             $    903               $ 480
                         1999                  778                   -
                         2000                   45                   -
                         2001                   52                   -
                         2002                   73                   -
                         2008                  232                   -
                         No Expiration      13,072                   -
                                          $ 15,155               $ 480

The net operating losses consist of $3,166 incurred by the Pandair companies prior to the December 23, 1987 acquisition and $1,852 incurred by the Votainer companies prior to the July 1, 1993 acquisition. Future utilization of Pandair and Votainer losses will be treated as a reduction of goodwill. The use of any loss carryforwards or foreign tax credits is dependent upon future taxable income in the applicable taxing jurisdiction.

The Company's Federal income tax returns for 1988 through 1993 are currently under review by the Internal Revenue Services (IRS). While the IRS has raised several issues for the years 1988 through 1990 involving significant amounts of

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(10)  Income Taxes - continued:

additional tax, the management of the Company is of the opinion that the ultimate outcome of this review will not result in any material additional charge to reported earnings.

Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $104.7 million at December 31, 1995.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                       December 31,
                                                       1995       1994
Deferred tax assets:
Reserve for doubtful accounts and
 other operating reserves..........................  $  5,054   $ 2,342
Net operating losses ..............................     5,687     4,139
Foreign tax credits ...............................       480       783
Depreciation ......................................       318       382
Total deferred tax assets .........................    11,539     7,646
Valuation allowance for deferred tax assets .......    (4,727)   (4,442)
Net deferred tax asset (included in
"Deposits and Other Assets") ......................  $  6,812   $ 3,204

Deferred tax liabilities:
Realized foreign exchange gain or loss ............  $    750   $   398
Depreciation ......................................       298        91
Operating reserves ................................       185       103
Undistributed earnings of affiliates ..............       789       336
Amortization of deductible goodwill ...............       528       525
Other .............................................        --        19
Total deferred tax liabilities
(included in "Other Liabilities") .................     2,550     1,472
Net deferred tax (asset) ..........................  $ (4,262)  $(1,732)

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11)  Retirement Plans:

The Company maintains a 401(k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3.0% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3.0% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $1.6 million in 1995, $1.5 million in 1994, and $1.3 million in 1993.

Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union-sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.2 million in 1995, and $1.3 million for the years ended December 31, 1994 and 1993. These amounts were determined by the union contracts, and the Company does not administer or control the funds in any way. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. The Company was advised by the trustees of one multi-employer pension plan ("Plan") to which the Company contributes, that the present value of the Plan's liabilities for vested benefits is significantly in excess of the Plan's assets. In the fourth quarter of 1994, the Company initiated a withdrawal from this Plan and incurred a pre-tax charge of $1.0 million for its estimated portion of the unfunded vested liability. The Company's pre-tax charge of $1.0 million represents the present value of the estimated payment of $.1 million per year for 20 years. The trustees of this Plan have terminated the Plan effective January 31, 1996. The Company's actual withdrawal liability, payment schedule for funding the withdrawal liability and the assessment of the Company's proportionate minimum funding deficiencies, if any, will be determined in 1996 or 1997.

One foreign subsidiary maintains a defined benefit pension plan (the "Plan")which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5.0% of their annual compensation to the Plan.

The net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 for the Plan are as follows:

                                                  December 31,
                                            1995       1994      1993

Service cost ..........................  $   648   $    543   $   495
Interest cost .........................    1,176      1,014       858
Actual return on assets -
(gains) losses ........................   (2,040)     2,399    (3,820)
Net amortization and deferral
 of actuarial gains (losses) ..........      309     (3,840)    2,512
Net periodic pension cost .............  $    93   $    116   $    45

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11) Retirement Plans - continued:

The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and no contributions were made by the Company to the Plan in 1995, 1994 or 1993. The funded status of the Plan at December 31, 1995 and 1994 is summarized below:

                                                       December 31,
                                                     1995        1994
Actuarial present value of
 benefit obligation:
  Vested and non-vested benefits .............     $ 7,135     $  6,588

  Accumulated benefit obligation .............     $ 7,135     $  6,588
  Effect of anticipated salary increases .....       7,429        6,316
  Projected benefit obligation ...............      14,564       12,904
Plan assets at fair market value .............      17,943       15,831
Unrecognized net gain ........................     $ 3,379     $  2,927

The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic pension cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                               December 31,
                                                           1995    1994    1993
Discount rate .......................................      9 %      9 %      9 %
Rate of increase in future compensation .............      6 %      6 %      6 %
Long-term investment return .........................      9 %      9 %      9 %

Many of the Company's other foreign subsidiaries maintain either defined benefit or defined contribution plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary, and the employee if the plan is contributory. For the years ended December 31, 1995, 1994 and 1993, pension expense for these plans approximated $4.0 million, $3.1 million and $2.3 million, respectively.

The Company does not sponsor any material retirement benefits, other than pensions. Post-employment benefits other than pensions are insignificant.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(12)  Commitments and Contingencies:

The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1995, the minimum annual rentals under these long-term leases were as follows:

                                Year Ending
                                December 31,              Amount

                                   1996                 $ 19,739
                                   1997                   17,198
                                   1998                   11,343
                                   1999                    8,177
                                   2000                    5,573
                                   2001 and thereafter    21,504

For the years ended December 31, 1995, 1994 and 1993, rental expense for assets leased under long-term operating lease agreements approximated $17.2 million, $15.3 million and $12.9 million, respectively.

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

(13)  Foreign Currency Translation:

The Company purchases foreign currency forward exchange contracts to hedge its foreign currency exposures associated with investments in certain foreign operations and certain intercompany transactions. The Company does not use these contracts for trading purposes. At December 31, 1995, the carrying value of these contracts was $.4 million, which approximates fair value, and is included in accrued liabilities in the accompanying balance sheet. The aggregate notional amount of these contracts, which will mature at various dates in 1996, was $51.8 million at December 31, 1995.

Gains or losses resulting from forward exchange contracts purchased to hedge investments in certain foreign subsidiaries are excluded from the statement of operations and are recorded, net of tax, directly to stockholders' investment. As a result, in 1995 the Company recognized a $.5 million loss on these contracts compared with a $1.6 million loss in 1994.

The Company recognizes, in foreign exchange gains, net, gains and losses on forward exchange contracts purchased to hedge certain intercompany transactions. In 1995, the Company recognized a $.6 million pre-tax gain on these contracts. Additionally, both gains and losses from other foreign currency transactions and translation gains and losses of subsidiaries operating in highly inflationary economies are recognized in foreign exchange gains, net (See Note 14).

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(14)  Other Income (Expense):

Other income (expense) consists of the following:

                                                   Year Ended December 31,
                                                 1995        1994      1993

Gain (loss) on sales of assets, net .........   $   208    $   (41)   $ 116
Foreign exchange gains, net .................     1,144      1,876      192
Other, net ..................................        22       (100)       -
                                                $ 1,374    $ 1,735    $ 308


(15)  Supplemental Disclosures of Cash Flow Information:

Interest and income taxes paid were as follows:

                                Year Ended December 31,
                              1995       1994       1993
Interest ...............   $  5,493   $  5,314   $  3,389
Income Taxes ...........   $ 17,647   $ 15,170   $ 10,716

Non cash investing and financing activities:

In 1995, as part of the Radix acquisition, the Company issued 954,608 shares of Common Stock valued at approximately $23.3 million (See Note 4).

(16)  Quarterly Revenues and Earnings (Unaudited):

                                                 Quarter
                                   1st         2nd         3rd          4th
Year Ended December 31, 1995

 Revenues ...................  $  279,962  $  299,387  $  314,269  $  328,599

 Operating profit ...........  $    8,585  $   13,048  $   12,577  $   15,345

 Net income .................  $    5,113  $    7,557  $    7,274  $    9,083

 Income per common share:

  Primary .................... $      .29  $      .42  $      .39  $      .48

  Fully diluted .............. $      .28  $      .39  $      .36  $      .44

Year Ended December 31, 1994

 Revenues ...................  $  204,810  $  237,999  $  258,175  $  296,395

 Operating profit ...........  $    6,056  $   10,217  $   10,736  $   11,236

 Net income .................  $    3,482  $    6,149  $    6,310  $    6,678

Income per common share:

  Primary .................... $      .20  $      .35  $      .36  $      .38

  Fully diluted .............. $      .20  $      .33  $      .33  $      .35

            AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(In thousands)
                                                                     Net
                                Balance at                         Write-offs   Balance at
                                Beginning     Charges               Charged to      End
                                of Period    to Income   Other(1)    Reserves   of Period


Year ended December 31, 1995:
Allowance for doubtful accounts   $3,290      $2,254     $  545      $1,394      $4,695

Year ended December 31, 1994:
Allowance for doubtful accounts   $2,846      $1,111     $  239      $  906      $3,290

Year ended December 31, 1993:
Allowance for doubtful accounts   $1,759      $1,180     $1,083      $1,176      $2,846

(1) Addition to the allowance for doubtful accounts is attributable to business acquisitions which the Company made during the year.

                                 EXHIBIT INDEX





Exhibit                                                     Sequential
  No.                       Description                      Page No.



  21                 Subsidiaries of the Registrant               49


  23                 Consent of Independent Public
                     Accountants                                  50


  27                 Financial Data Schedule                      51

                                                                      EXHIBIT 21

                     AIR EXPRESS INTERNATIONAL CORPORATION

                SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 1995

                                                                       Percent
                                                   Jurisdiction       of Shares
                                                       of             Owned by
         Name                                     Incorporation    Direct Parent

AEI Ocean Services Corp.                             Delaware             100%
Air Express International USA, Inc.                  Delaware             100%
Radix Ventures Inc.                                  Delaware             100%
Surface Freight Corporation                          Florida              100%
Votainer USA Inc.                                    Delaware             100%
Air Express International (Australia)                Australia            100%
Air Express International (Belgium) N.V              Belgium              100%
Air Express International do Brazil Ltda. S.C        Brazil               100%
Air Express International (Canada) Limited           Canada               100%
Air Express International (Fiji) Limited             Fiji                 100%
Air Express International France S.A                 France               100%
Air Express International GmbH                       Germany              100%
Air Express International (H.K.) Limited             Hong Kong            100%
Air Express International (Ireland) Limited          Ireland              100%
Air Express International Luxembourg                 Luxembourg           100%
Air Express International Holding B.V                The Netherlands      100%
Air Express International Limited                    New Zealand          100%
Universal Airfreight AS                              Norway                75%
Air Express International (Panama) S.A               Panama               100%
Air Express International (PNG) Pty. Limited         Papua New Guinea     100%
Air Express International Corporation Del Peru S.A   Peru                 100%
Air Express International Singapore (Pte.) Limited   Singapore            100%
Air Express International (S.A.) Pty. Limited        South Africa         100%
Air Express International Limited                    Switzerland          100%
AEIC Air Cargo, Inc.                                 Taiwan               100%
Air Express International (U.K.) Ltd                 United Kingdom       100%
Air Express International (PVT) Limited              Zimbabwe             100%

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



New York, New York
March 25, 1996