Form 10-K405/A
period 1995-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-04-26
CIK 700674

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-K/A

                               -------------

                              Amendment No. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

                                     or

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

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
     Title of Each Class                        on Which Registered
- -----------------------------------    -----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 22, 1996 was $426,977,920.

The number of shares of common stock outstanding as of April 22, 1996 was 18,559,156.

                                INTRODUCTORY NOTE
                                -----------------

               This Amendment on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Air Express International Corporation (the "Company") for the fiscal year ended December 31, 1995 to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.

                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
               --------------------------------------------------

          (a)  DIRECTORS OF THE REGISTRANT
               ---------------------------

               The following table sets forth certain information concerning the directors of the Company as of April 22, 1996:




                                                                          Director
                                       Principal Occupation             Continuously
       Name                     Age   and Other Directorships               Since
       ----                     ---  -----------------------             ------------

       Hendrik J. Hartong, Jr.  57  Chairman of the Company since 1985      1985
                                    (Chief Executive Officer from 1985
                                    to 1989); General Partner since
                                    1985 of Brynwood Management and
                                    since 1988 of Brynwood Management
                                    II L.P., entities that serve,
                                    respectively, as managing general
                                    partner of Brynwood Partners
                                    Limited Partnership and Brynwood
                                    Partners II L.P., private
                                    investment partnerships. Director
                                    of Hurco Companies, Inc.

       Guenter Rohrmann         57  President and Chief Executive           1985
                                    Officer of the Company since 1989
                                    (President and Chief Operating
                                    Officer from 1985 to 1989).

       John M. Fowler           47  Independent business consultant         1985
                                    since July 1995; Executive Vice
                                    President of Travelers Group Inc.
                                    (formerly Primerica Corporation),
                                    New York, New York, 1991 through
                                    June 1995.  Director of
                                    Transatlantic Holdings, Inc.

       Donald J. Keller         64  Chairman of the Board of Prestone       1990
                                    Products Corporation since January
                                    1995; Chairman of the Board of B.
                                    Manischewitz Company since March
                                    1993 (President, Co-Chief Executive
                                    Officer and a director from May
                                    1992 to March 1993); consultant and
                                    private investor from 1989 to May
                                    1992. Director of Sysco
                                    Corporation.

                                                                           Director
                                        Principal Occupation             Continuously
       Name                    Age     and Other Directorships              Since
       ----                    ---     -----------------------           ------------

       Andrew L. Lewis IV       39  President, KRR Partners L.P., a         1986
                                    private investment partnership,
                                    since July 1993; independent
                                    business consultant from July 1990
                                    to March 1993; Chief Executive
                                    Officer of Environmental Management
                                    Services, an environmental
                                    consulting firm, from 1988 to 1990.
                                    Director of Hurco Companies, Inc.
                                    and Independence Blue Cross of
                                    Philadelphia.

       Richard T. Niner         57  General Partner since 1985 of           1985
                                    Brynwood Management and since 1988
                                    of Brynwood Management II L.P.,
                                    entities that serve, respectively,
                                    as managing general partner of
                                    Brynwood Partners Limited
                                    Partnership and Brynwood Partners
                                    II L.P., private investment
                                    partnerships. Director of Arrow
                                    International, Inc., Wiltek, Inc.,
                                    and Hurco Companies, Inc.

       John Radziwill           48  President, Radix Organization Inc.      1995
                                    since 1976; President, Radix
                                    Ventures Inc. from 1979 until June
                                    1995.



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

             The Nominating Committee (consisting of Messrs. Fowler, Hartong, Niner and Rohrmann) screens and selects candidates to stand for election as directors of the Company.

             During the fiscal year ended December 31, 1995, there were five meetings of the Board of Directors, one meeting of the Executive Committee, three meetings of the Audit Committee, two meetings of the Compensation and Stock Option Committee and one meeting of the
     Nominating Committee.   Each director attended more than 75% of the
     meetings of the Board of Directors and of each committee thereof on which he served.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock. To the Company's knowledge, all reports required to be so filed by such persons have been filed on a timely basis. The Company believes that all of its directors and executive officers, and those persons who beneficially owned more than ten percent of the Company's Common Stock, complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 1995.

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

                           SUMMARY COMPENSATION TABLE

             The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer for their services in all capacities for each of the years in the three-year period ended December 31, 1995.



                                                 Annual          Long-Term     All other
                                                 ------           Compen-       Compen-
                                             Compensation(1)      sation     sation($)(2)
                                             ---------------     --------    ------------

                                                                Securities
                                                                Underlying
       Name and Principal                                      Options (# of
            Position             Year      Salary($) Bonus($)   Shares)
       ------------------        ----      --------- --------  ------------

       Guenter Rohrmann -        1995      450,000    650,000     75,000        9,000
         President and           1994      420,000    500,000     27,000        9,000
         Chief Executive         1993      400,000    315,000     45,000       14,150
         Officer

       Hendrik J. Hartong, Jr. - 1995      260,000    325,000     50,000        9,000
         Chairman of             1994      260,000    260,000     18,000        9,000
         the Board               1993      250,000    202,500     30,000       14,150


       Robert J. O'Connell -     1995      180,000    110,000     15,000        9,000
         Vice President-General  1994      180,000     85,000     13,500        9,000
         Manager-North America   1993      170,000     50,000     22,500       13,725


       Dennis M. Dolan -         1995      160,000    100,000     15,000        9,000
         Vice President - Chief  1994      140,000     75,000      9,000        9,000
         Financial Officer       1993      130,000     31,000     15,000       10,800



       Daniel J. McCauley -      1995      135,000     50,000     10,000        6,227
         Vice President,         1994      125,000     40,000      4,500        8,310
         General Counsel         1993      120,000     13,500      7,500        7,956
         and Secretary

      ____________________

            (1)   Salary levels for each year are fixed at the beginning of the year.
                  Bonuses for each year are determined shortly following the end of the year.

            (2)   Consists of contributions by the Company to its 401(k) Retirement Plan, which covers substantially all U.S.-based employees who are not covered by a collective bargaining agreement.  The Company contributes (i) a sum equal to 3% of the salary of each eligible employee and (ii) a further sum, not exceeding 3% of the employee's salary, equal to the amount, if any, contributed by the employee, subject to certain limitations imposed by the Internal Revenue Code.  A participant's interest in the Company's contributions to the plan vests at the rate of 20% for each of the first five years of service and is fully vested thereafter.

                           STOCK OPTION GRANTS IN 1994

             The following table sets forth information with respect to the grant of stock options during 1995 to the executive officers named in the Summary Compensation Table.




                                         Individual Grants
         -------------------------------------------------------------------------------

                                                   Percent of                              Potential Realizable Value
                                                  Total Options                            at Assumed Annual Rates of
                                     Options       Granted to      Exercise                 Stock Price Appreciation
                                     Granted        Employees     Price per    Expiration              for
         Name                      (# of Shs.)     in 1995(2)    Share($)(1)      Date          Option Term($)(3)
         -----------------------   -----------     ----------    -----------     ------        -------------------

                                                                                                5%           10%
                                                                                            ---------    -----------

         Guenter Rohrmann             75,000           9.7%         23.75       6/23/00       491,625     1,088,344

         Hendrik J. Hartong, Jr.      50,000           6.4%         23.75       6/23/00       327,750       725,563

         Robert J. O'Connell          15,000           1.9%         23.75       6/23/00        98,325       217,669

         Dennis M. Dolan              15,000           1.9%         23.75       6/23/00        98,325       217,669

         Daniel J. McCauley           10,000           1.2%         23.75       6/23/00        65,550       145,113

        -------------------------

        (1)   All options were granted at an exercise price equal to the market value on the date of grant.

        (2)   Options with respect to a total of 775,500 shares were granted to employees in 1995.

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

                     AGGREGATE OPTION EXERCISES IN 1995 AND
                       OPTION VALUES AT DECEMBER 31, 1995

             The following table sets forth for each of the individuals named in the Summary Compensation Table, information with respect to the exercise of stock options during 1994 and holdings of unexercised options at the end of the year.




                                   Shares
                                  Acquired                           Shares Subject              Value of Unexercised
                                     on           Value              To Unexercised                  In-the-Money
             Name               Exercise(#)   Realized($)(1)      Options at Year-End(#)       Options at Year-End($)(1)
             ----               -----------   --------------    ------------------------     ---------------------------

                                                                Exercisable  Unexercisable   Exercisable     Unexercisable
                                                                -----------  -------------   -----------    --------------

     Guenter Rohrmann  . . . .    101,250       1,875,150         29,250        117,750          170,168        308,003

     Hendrik J. Hartong, Jr. .       -              -             19,500         78,500          113,445        205,335

     Robert J. O'Connell . . .       -              -             14,625         36,375           85,084        154,001

     Dennis M. Dolan . . . . .     16,875         315,563          9,750         29,250           56,723        102,668

     Daniel J. McCauley  . . .       -              -             21,750         17,125          294,649         51,334
_____________________

(1)    Based on the excess of (i) the aggregate market value (closing price on the NASDAQ National Market) on December 29,
       1995 over (ii) the aggregate exercise price.


     EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

               The Company is party to an employment agreement with each of Messrs. Rohrmann and Hartong that provides for an annual base salary and such annual bonus and incentive compensation as the Board of Directors may determine. The base salary is subject to review annually and currently is $480,000 in the case of Mr. Rohrmann and $260,000 in the case of Mr. Hartong. By its terms, each agreement will expire December 31, 1998, but the expiration date will be automatically extended to December 31, 1999 unless the Board of Directors elects, within sixty days after January 1, 1997, to terminate the agreement and to pay in a lump sum the balance of the base salary due thereunder through December 31, 1998. Each agreement further provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary due through the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is currently defined in each agreement as (i) the acquisition by any person, entity or group of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               ---------------------------------------------------
               MANAGEMENT.
               ----------

               The following table sets forth as of April 22, 1996 (except as otherwise noted) information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:



                                                                       Percentage of
       Name and Address                             Shares Owned       Outstanding
       of Beneficial Owner                         Beneficially(#)      Shares(%)(1)
       -------------------                         ---------------     -------------
       Neuberger & Berman (2)  . . . . . . . .           961,885            5.2
        605 Third Avenue
        New York, New York 10158
       Quest Advisory Corp. (3)  . . . . . . .         1,029,336            5.5
        1414 Avenue of the Americas
        New York, New York 10019
       Wellington Management Company (4) . . .         2,107,950           11.3
        75 State Street
        Boston, Massachusetts 02109
       Hendrik J. Hartong, Jr. (5) . . . . . .         1,097,588            5.9
       Guenter Rohrmann (6)  . . . . . . . . .           301,641            1.6
       Robert J. O'Connell (7) . . . . . . . .            38,379            (11)
       Dennis M. Dolan (8) . . . . . . . . . .            56,400            (11)
       Daniel J. McCauley (9)  . . . . . . . .            24,750            (11)
       John M. Fowler  . . . . . . . . . . . .            30,000            (11)
       Donald J. Keller  . . . . . . . . . . .             3,375            (11)
       Andrew L. Lewis IV  . . . . . . . . . .             3,500            (11)
       Richard T. Niner (10) . . . . . . . . .         1,061,077            5.7
       John Radziwill  . . . . . . . . . . . .           272,335            1.5
       All directors and executive
        officers as a group (consisting
        of 13 persons) . . . . . . . . . . . .         2,252,375           12.1

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

      (2)   Based on information set forth in a statement on Schedule 13G filed by
            Neuberger & Berman ("N&B"), at December 31, 1995 N&B owned an aggregate of 961,885 shares on behalf of clients for whom it acts as an investment advisor.  In addition, at that date partners of N&M owned in their personal accounts an aggregate of 9,300 shares, as to which N&B disclaims beneficial ownership.

      (footnotes continue on following page)



      (footnotes continued)
      ---------------------
      (3)   Based on information set forth in a statement on Schedule 13G filed jointly by Quest Advisory Corp. ("Quest"), Quest Management Company
            ("QMC") and Charles M. Royce, at December 31, 1995 Quest owned an aggregate of 1,000,686 shares and its affiliate QMC owned an aggregate of 28,650 shares, in each case on behalf of clients for whom it acts as an investment advisor.  Mr. Royce may be deemed to be a controlling person of Quest and QMC and, as such, may be deemed to beneficially own the shares held by Quest and QMC, respectively.

      (4) Based on information set forth in Schedule 13G filed by Wellington Management Company ("Wellington"), at December 31, 1995 Wellington shared voting and dispositive power with respect to an aggregate of 2,107,950 shares owned by clients for whom it acts as an investment advisor.

      (5)   Includes 31,500 shares issuable upon the exercise of presently exercisable stock options, 2,203 shares issuable upon the conversion of
            $50,000 principal amount of Debentures owned by Mr. Hartong and 17,724 shares held in custodial accounts for the benefit of Mr. Hartong's children.  Also includes 712,462 shares owned by Brynwood Partners II
            L.P., a private investment partnership.  Mr. Hartong is a general partner of Brynwood Management II L.P., a limited partnership that serves as the general partner of Brynwood Partners II L.P.

      (6)   Includes 47,250 shares issuable upon the exercise of presently exercisable stock options and 1,982 shares issuable upon the conversion of $45,000 principal amount of Debentures owned by Mr. Rohrmann.

      (7)   Includes 23,625 shares issuable upon the exercise of presently exercisable stock options and 44 shares issuable upon the conversion of a Debenture, in the principal amount of $1,000, owned by Mr. O'Connell.

      (8)   Includes 15,750 shares issuable upon the exercise of presently exercisable stock options and 440 shares issuable upon the conversion of
            $10,000 principal amount of Debentures owned by Mr. Dolan.

      (9) Consists of 24,750 shares issuable upon the exercise of presently exercisable stock options.

      (10)  Includes 3,375 shares held in custodial accounts for the benefit of Mr.
            Niner's children.  Also includes 712,462 shares owned by Brynwood
            Partners II L.P.  Mr. Niner is a general partner of Brynwood Management
            II L.P., which serves as the general partner of Brynwood Partners II
            L.P.

      (11)  Less than 1%.



     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------

               During 1995, the Company paid to (a) Brynwood Management, a partnership of which Messrs. Hartong and Niner are general partners, $15,000 for investment banking and related services and (b) Mr. Niner $60,000 for financial advisory services.

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



     Dated:  April 26, 1996






     NYFS03...:\16\12316\0001\27\FRM4246L.250