Form 10-Q
period 1996-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-05-14
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

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

     The number of shares of common stock outstanding as of May 10, 1996 was 19,360,094 (Net of 25,807 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                     March 1996 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information

                                                                           Page
Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as at
           March 31, 1996 and December 31, 1995............................   2

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 1996 and 1995......................   3

           Consolidated Statements of Cash Flows -
           three months ended March 31, 1996 and 1995......................   4

           Notes to Condensed Consolidated Financial
           Statements......................................................   5

Item 2.

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................   7

                          Part II - Other Information


Item 1.  Legal Proceedings.................................................   9

Item 6.  Exhibits and Reports on Form 8-K..................................   9

                                                                          Page 2

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                   Mar 31, 1996    Dec 31, 1995
                                                   (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .........................$  49,869       $  54,463
   Accounts receivable, (less allowance for
    doubtful accounts of $4,719 and $4,695) ..........  267,092         268,289
   Other current assets ..............................    4,347           4,754
          Total current assets .......................  321,308         327,506
Investment in unconsolidated affiliates ..............   13,470          13,228
Property, plant and equipment (less accumulated
   depreciation and amortization of $45,726
   and $43,242) ......................................   53,936          54,149
Deposits and other assets ............................   12,664          12,999
Goodwill (less accumulated amortization
    of $8,755 and $8,269) ............................   79,547          78,961
          Total assets ...............................$ 480,925       $ 486,843

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................$   2,965       $   2,690
   Bank overdrafts payable ...........................      683             620
   Transportation payables ...........................  132,832         149,536
   Accounts payable ..................................   46,303          41,625
   Accrued liabilities ...............................   47,054          45,556
   Income taxes payable ..............................   10,705          10,581
          Total current liabilities ..................  240,542         250,608
   Long-term debt ....................................   82,826          82,762
   Other liabilities .................................    5,915           5,907
          Total liabilities ..........................  329,283         339,277

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................     --             --
   Common, $.01 par value (authorized 40,000,000
    shares, issued 18,608,012 and 18,577,880 shares) .      186             186
   Capital surplus ...................................   60,596          60,164
   Cumulative translation adjustments ................  (14,098)        (12,539)
   Retained earnings .................................  105,589         100,372
                                                        152,273         148,183

Less: 25,807 and 25,279 shares of treasury
   stock, at cost ....................................     (631)           (617)
   Total stockholders' investment ....................  151,642         147,566
   Total liabilities and stockholders' investment ....$ 480,925       $ 486,843


                  The accompanying notes are an integral part
                         of these financial statements.


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996            1995

Revenues                                            $   294,787      $  279,962

Operating expenses:
  Transportation                                        201,645         199,148
  Terminal                                               52,662          43,627
  Selling, general and administrative                    29,812          28,602

Operating profit                                         10,668           8,585

Other income (expense):
  Interest expense, net                                    (987)           (667)
    Other, net                                              396             386
                                                           (591)           (281)

Income before provision for income taxes                 10,077           8,304

Provision for income taxes                                3,930           3,191
Net income                                          $     6,147      $    5,113

Income per common share:
    Primary                                         $       .33      $      .29
    Fully diluted                                   $       .31      $      .28

Weighted average number of common shares (000's):
    Primary                                              18,863          17,833
    Fully diluted                                        22,239          21,204



                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 1996 AND 1995

                             (Dollars in thousands)

                                                                 1996      1995
Cash flows from operating activities:
    Net income ............................................. $  6,147  $  5,113
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization ......................    2,229     1,641
        Amortization of goodwill ...........................      547       419
        Amortization of bond discount ......................       57        57
        Deferred income taxes ..............................      647        30
        Undistributed (earnings) losses of affiliates ......     (565)        4
       (Gains) on sales of assets, net .....................      (23)      (69)

    Changes in assets and liabilities, net of
      business acquisitions:
        Decrease in accounts receivable, net ...............   11,265     3,909
       (Increase) in other current assets ..................     (729)     (611)
       (Increase) decrease in other assets .................     (288)      465
       (Decrease) in transportation payables ...............  (16,408)   (6,256)
       (Decrease) increase in accounts payable .............   (4,863)      695
        Increase (decrease) in accrued liabilities .........      598    (3,704)
        Increase in income taxes payable ...................      613       582
        Increase (decrease) in other liabilities ...........        6      (117)
             Total adjustments .............................   (6,914)   (2,955)

        Net cash (used) provided by operating activities ...     (767)    2,158

Cash flows from investing activities:
    Business acquisitions, net of cash acquired ............   (1,259)       22
    Gains (losses) from hedging activities .................      170      (522)
    Proceeds from sales of assets ..........................       89       167
    Capital expenditures ...................................   (2,009)   (6,850)
    Investment in unconsolidated affiliates ................     --        (196)

        Net cash used in investing activities ..............   (3,009)   (7,379)

Cash flows from financing activities:
    Net borrowings (repayments) in bank overdrafts payable .       81      (340)
    Additions to long-term debt ............................     --       3,119
    Payment of long-term debt ..............................     (214)     (610)
    Issuance of common stock ...............................      432       434
    Payment of cash dividends ..............................     (929)     (698)
    Purchase of treasury stock .............................      (14)      (73)

        Net cash (used) provided by financing activities ...     (644)    1,832

Effect of foreign currency exchange rates on cash ..........     (174)      605

Net (decrease) in cash and cash equivalents ................   (4,594)   (2,784)

Cash and cash equivalents at beginning of period ...........   54,463    44,168

Cash and cash equivalents at end of period ................. $ 49,869  $ 41,384


                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1996, the consolidated statements of operations for the three-month periods ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three-month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the March 31, 1995 financial statements have been reclassified to conform to the classification of March 31, 1996.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1996.

B. Investments in equity affiliates are recorded using the equity method. Consolidated net income reflects joint venture profit of $565,000 for the quarter ended March 31, 1996, compared with a profit of $124,000 for the quarter ended March 31, 1995.

C.   Interest expense, net is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          1996             1995
     Interest expense .............................    $(1,509)         $(1,450)
     Interest income ..............................        522              783
     Interest expense, net ........................    $  (987)         $  (667)

D.   Other income (expense) is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                         1996              1995
     Foreign exchange gains, net ..............          $373              $317
     Other, net ...............................            23                69
                                                         $396              $386



E.   Statement of cash flows - interest and income taxes paid:

                                                            Three Months Ended
                                                                 March 31,
                                                         1996               1995
     Interest .................................        $2,384             $2,437
     Income Taxes .............................         2,523              2,856
                                                       $4,907             $5,293

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of the Company's three service categories: airfreight forwarding, ocean freight forwarding and customs brokerage and other services, as well as the Company's internal operating expenses (terminal, selling, general and administrative expenses) and operating profit:

                                                             Three Months Ended
                                                                  March 31,
                                                              1996         1995
                                                               ($ in millions)
Gross Revenues:
  Airfreight ...........................................      $232.8      $229.7
  Ocean Freight ........................................        40.2        33.7
  Customs Brokerage and Other ..........................        21.8        16.6
    Total Gross Revenues ...............................      $294.8      $280.0

Net Revenues:
  Airfreight ...........................................      $ 63.2      $ 56.1
  Ocean Freight ........................................        10.3         8.3
  Customs Brokerage and Other ..........................        19.6        16.4
    Total Net Revenues .................................      $ 93.1      $ 80.8

Internal Operating Expenses:
  Terminal .............................................      $ 52.7      $ 43.6
  Selling, general
   and administrative ..................................        29.7        28.6
    Total Internal Operating Expenses ..................      $ 82.4      $ 72.2

Operating Profit .......................................      $ 10.7      $  8.6


     Gross revenues for the first quarter of 1996 increased $14.8 million (5.3%) over the first quarter of 1995. The increase was composed of a $3.1 million (1.3%) increase in airfreight revenues, a $6.5 million (19.3%) increase in ocean freight revenues, and a $5.2 million (31.3%) increase in customs brokerage and other revenues. Additionally, included in the increase in gross revenues was the negative effect of approximately $2.5 million resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Net revenues (gross revenues minus transportation expenses) increased $12.3 million (15.2%) over the comparable 1995 period. Reflected in this increase was a $7.1 million (12.7%) increase in airfreight net revenues, a $2.0 million (24.1%) increase in ocean freight net revenues, and a $3.2 million (19.5%) increase in customs brokerage and other net revenues. The increases in gross and net revenues from airfreight services were attributable to an increase of 4.2% in the number of shipments and an increase of 1.0% in the total weight of cargo shipped. Despite the marginal increase in airfreight gross revenues, lower transportation costs, mainly due to reduced airline rates in certain markets, resulted in the 12.7% increase in airfreight net revenues. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers and to the inclusion of business from acquisitions made subsequent to the first quarter of 1995. The increases in gross and net revenues from customs brokerage and other services were primarily due to the acquisition of Radix in June 1995.

     The Company's internal operating expenses (terminal, selling, general and administrative expenses) increased $10.2 (14.1%) over the first quarter of 1995. The increase was primarily attributable to the additional expenses incurred in connection with greater shipping volumes and to the additional expenses of companies acquired subsequent to the first quarter of 1995. As a percentage of gross revenues, internal operating expenses increased to 28.0% for the first quarter of 1996 compared to 25.8% for the first quarter of 1995. The increase was mainly attributable to acquisitions which the Company made subsequent to the first quarter of 1995. However, due to a slowdown in economic activity in Europe, the Company has experienced a weakening in its airfreight shipping volumes (over prior year comparable periods) which resulted in approximately zero growth since the third quarter of 1995. The Company has implemented operating cost reductions in certain European countries to minimize the impact of the weaker shipping volumes. These cost reductions implemented in Europe have resulted in first quarter 1996 internal operating expenses declining approximately $3.0 million or 3.5% from the fourth quarter of 1995.

     Operating profit for the first quarter of 1996 increased $2.1 million (24.4%) over the first quarter of 1995. The increase reflects increases in operating profit in the Company's U.S. and Far East operations offset by a $.4 million decrease in its European operations.

     Interest expense, net was approximately $.3 million higher for the first quarter of 1996 compared to the first quarter of 1995. The increase resulted from lower interest income due to a reduction in the amount of funds the Company had invested during the quarter and a reduction in the interest rate earned on those funds.

     The effective income tax rate for the first quarter of 1996 was 39.0% compared to 38.4% for the first quarter of 1995. The .6% increase in the effective rate was primarily due to losses in countries where no tax credit is available and an increase in the amount of nondeductible expenses.

Liquidity and Capital Resources

     At March 31, 1996, the Company's working capital increased approximately $3.9 million to $80.8 million from $76.9 million at December 31, 1995. The increase was mainly attributable to the increase in profits.

     Capital expenditures decreased $4.9 million from $6.9 million in the first quarter of 1995 to $2.0 million in the first quarter of 1996. The decrease was primarily due to expenditures incurred during the first quarter of 1995 for the Company's new warehouse and distribution facility in Singapore which was completed during the third quarter of 1995. The $2.0 million for capital expenditures was primarily for facility improvements and management information systems.

     At March 31, 1996, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $14.1 million, of which approximately $.6 million was outstanding. In April 1996, the Company signed a commitment letter for a syndicated unsecured revolving credit facility for approximately $75.0 million and anticipates securing this facility during the second quarter of 1996.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

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

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Air Express International Corporation
                                                       (Registrant)




Date:     May 14, 1996                 /s/                 Dennis M. Dolan
                                                           Dennis M. Dolan
                                                         Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)


Date:     May 14, 1996                 /s/               Walter L. McMaster
                                                         Walter L. McMaster
                                                    Vice President - Controller
                                                  (Principal Accounting Officer)