Form 10-K/A
period 1995-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-07-09
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

 [ X ] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 1995 or

 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

                         Commission File Number  1-8306

                     AIR EXPRESS INTERNATIONAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

    DELAWARE                                           36-2074327
  (State or Other Jurisdiction of            (IRS Employer Identification No.)
  Incorporation or Organization)

                  120 Tokeneke Road, Darien, Connecticut 06820
                                  (203) 655-7900
    (Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF CLASS                           NAME OF EACH EXCHANGE ON WHICH
                                                      REGISTERED
 6% Convertible Subordinated                     American Stock Exchange
    Debentures Due 2003

              Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes   X       No
                                                    -----         ------

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
 this Form 10-K.   [X]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 483,557,905 as of May 10, 1996. On that date, 19,369,469 shares of Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders.

                            INTRODUCTORY NOTE

          Reference is made to the Annual Report on Form 10-K of Air Express International Corporation (the "Company") for the fiscal year ended December 31, 1995 filed with the Securities Exchange Commission (the "Commission") on March 30, 1996 (the "Initial Filing"), as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on April 26, 1996 ("Amendment No. 1"; together with the Initial Filing, the "Annual Report"). This Amendment No. 2 on Form 10-K/A hereby amends the Annual Report as set forth below.

          1. Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, is hereby amended and restated in its entirety as follows:

       Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

       (a) The following documents are filed as a part of this report on Form 10-K

             (1)  Financial Statements:

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

                    c. Specimen certificate representing the Common Stock
                       (Incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-3, dated December 22, 1992).

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

                 21.   List of Subsidiaries of the Registrant
                       (Incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30,
                       1996).

                 23 a. Consent of Independent Public Accountants
                       (Incorporated herein by reference to Exhibit 23 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30,
                       1996).

                 23 b. Consent of Independent Public Accountants.
                       Exhibit 23 b.

                 27. Financial Data Schedule (Incorporated herein by reference to Exhibit 27 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1996).

               All other exhibits are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

         (b) Reports on Form 8-K:  None.



          2. Exhibit 23 b, Consent of Independent Public Accountants, is filed herewith.

                                SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIR EXPRESS INTERNATIONAL CORPORATION



                                   By:  /S/ DANIEL J. MCCAULEY
                                        ------------------------------
                                        Daniel J. McCauley,
                                        Vice President, Secretary and
                                        General Counsel

 Dated:  July 8, 1996

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

23 b              Consent of Independent Public Accountants