Form 10-Q
period 1996-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-08-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

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

The number of shares of common stock outstanding as of August 12, 1996 was 22,672,038 (Net of 25,807 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                      June 1996 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                       Page

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as at
                    June 30, 1996  and December 31, 1995 ............    2

                    Condensed Consolidated Statements of Operations - three months and six months ended June 30, 1996
                    and 1995.........................................    3

                    Consolidated Statements of Cash Flows -
                    six months ended June 30, 1996 and 1995..........    4

                    Notes to Condensed Consolidated Financial
                    Statements.......................................    5

Item 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................    8

                          Part II - Other Information


Item 1.  Legal Proceedings...........................................   11

Item 6.  Exhibits and Reports on Form 8-K............................   11

                                                                          Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                     June 30, 1996  Dec 31, 1995
                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents ......................... $  42,370      $  54,463
   Accounts receivable, (less allowance for
    doubtful accounts of $4,670 and $4,695) ..........   290,428        268,289
   Other current assets ..............................     5,541          4,754
         Total current assets ........................   338,339        327,506
Investment in unconsolidated affiliates ..............    13,142         13,228
Property, plant and equipment (less accumulated
   depreciation and amortization of $47,873
   and $43,242) ......................................    58,855         54,149
Deposits and other assets ............................    14,076         12,999
Goodwill (less accumulated amortization
    of $9,285 and $8,269) ............................    81,108         78,961
         Total assets ................................ $ 505,520      $ 486,843

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt ................. $   2,880      $   2,690
   Bank overdrafts payable ...........................     1,043            620
   Transportation payables ...........................   141,413        149,536
   Accounts payable ..................................    47,889         41,625
   Accrued liabilities ...............................    49,001         45,556
   Income taxes payable ..............................    13,051         10,581
         Total current liabilities ...................   255,277        250,608
   Long-term debt ....................................    74,815         82,762
   Other liabilities .................................     5,938          5,907
         Total liabilities ...........................   336,030        339,277

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................      --             --
   Common, $.01 par value (authorized 40,000,000
    shares, issued 19,713,089 and 18,577,880 shares) .       197            186
   Capital surplus ...................................    68,209         60,164
   Cumulative translation adjustments ................   (16,357)       (12,539)
   Retained earnings .................................   118,072        100,372
                                                         170,121        148,183

Less: 25,807 and 25,279 shares of treasury
   stock, at cost ....................................      (631)          (617)
   Total stockholders' investment ....................   169,490        147,566
   Total liabilities and stockholders' investment .... $ 505,520      $ 486,843


                  The accompanying notes are an integral part
                           of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                 Three Months Ended          Six Months Ended
                                      June 30,                   June 30,
                                  1996         1995         1996         1995
Revenues ...................   $ 320,660    $ 299,387    $ 615,447    $ 579,349

Operating expenses:
  Transportation ...........     214,926      209,474      416,571      408,622
  Terminal .................      55,479       47,902      108,141       91,529
  Selling, general and
   administrative ..........      34,577       29,642       64,954       58,368

Operating profit ...........      15,678       12,369       25,781       20,830

Other income (expense):
  Interest expense, net ....        (828)        (800)      (1,815)      (1,467)
    Other, net .............       1,066          905        2,027        1,415
                                     238          105          212          (52)

Income before provision
 for income taxes ..........      15,916       12,474       25,993       20,778

Provision for income taxes .       6,207        4,917       10,137        8,108
Net income .................   $   9,709    $   7,557    $  15,856    $  12,670

Income per common share:
    Primary ................   $     .49    $     .42    $     .80    $     .70
    Fully diluted ..........   $     .45    $     .39    $     .75    $     .66

Weighted average number
 of common shares (000's):
    Primary ................      19,870       18,144       19,741       17,991
    Fully diluted ..........      23,102       21,436       23,077       21,307



                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 4



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
(Dollars in thousands)

                                                              1996       1995
Cash flows from operating activities:
   Net income ............................................  $ 15,856   $ 12,670
   Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization ...................     4,676      3,446
         Amortization of goodwill ........................     1,163        871
         Amortization of bond discount ...................       115        115
         Deferred income taxes ...........................       635       (560)
         Undistributed earnings of affiliates ............      (508)      (624)
         Gains on sales of assets, net ...................      (100)      (143)

   Changes in assets and liabilities, net of
    business acquisitions:
        (Increase) in accounts receivable, net ...........    (4,052)    (7,861)
         Decrease (increase) in other current assets .....        83     (2,425)
        (Increase) decrease in other assets ..............      (432)     1,100
        (Decrease) in transportation payables ............   (15,979)    (4,026)
        (Decrease) increase in accounts payable ..........    (3,614)     7,402
         Increase (decrease) in accrued liabilities ......       627     (5,013)
         Increase in income taxes payable ................     2,824      1,002
         Increase (decrease) in other liabilities ........       103       (171)
              Total adjustments ..........................   (14,459)    (6,887)

           Net cash provided by operating activities .....     1,397      5,783

Cash flows from investing activities:
   Business acquisitions, net of cash acquired ...........    (6,282)        74
   Sale of marketable securities .........................      --       19,981
   Losses from hedging activities ........................      (330)    (1,043)
   Proceeds from sales of assets .........................       272        346
   Capital expenditures ..................................    (4,633)   (12,787)
   Investment in unconsolidated affiliates ...............       (71)      (196)

           Net cash (used) provided by investing activities  (11,044)     6,375

Cash flows from financing activities:
   Net borrowings (repayments) in bank overdrafts payable        464     (1,251)
   Additions to long-term debt ...........................      --        3,110
   Payment of long-term debt .............................    (1,387)    (1,360)
   Issuance of common stock ..............................       977        622
   Payment of cash dividends .............................    (1,859)    (1,398)
   Purchase of treasury stock ............................       (14)      (112)

           Net cash used by financing activities .........    (1,819)      (389)

Effect of foreign currency exchange rates on cash ........      (627)       442

Net (decrease) increase in cash and cash equivalents .....   (12,093)    12,211

Cash and cash equivalents at beginning of period .........    54,463     44,168

Cash and cash equivalents at end of period ...............  $ 42,370   $ 56,379


                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at June 30, 1996, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the June 30, 1995 financial statements have been reclassified to conform to the classification of June 30, 1996.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1996.


B.   Interest expense, net is as follows:

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1996         1995         1996         1995
     Interest expense ........... $(1,503)     $(1,504)     $(3,012)    $(2,954)
     Interest income ............     675          704        1,197       1,487
     Interest expense, net ...... $  (828)     $  (800)      (1,815)    $(1,467)



C.   Other income (expense) is as follows:

                                     Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      1996        1995       1996       1995
     Equity in earnings of
      unconsolidated affiliates .... $  615     $  679     $1,180     $  803
     Foreign exchange gains, net....    374        118        747        435
     Other, net ....................     77        108        100        177
                                     $1,066     $  905     $2,027     $1,415

D.   Supplemental disclosures of cash flow information:

                                   Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                   1996          1995        1996        1995
     Interest and income taxes paid:

     Interest .....................  $   176    $   272    $ 2,560    $ 2,709
     Income taxes .................    3,599      4,591      6,122      7,447
                                     $ 3,775    $ 4,863    $ 8,682    $10,156


Non cash investing and financing activities:

In June 1996, as a result of Debenture conversions, the Company issued 313,125 shares of Common Stock valued at approximately $7.1 million (See Note F).

In June 1995, as part of the Radix acquisition, the Company issued 979,887 shares of Common Stock valued at approximately $23.9 million. Subsequently, upon finalization of the acquisition, the Common Stock issued was reduced to 954,608 (See Note E).


E.   Acquisitions:

During the first six months of 1996, the Company acquired four companies in separate transactions. Three were accounted for as purchases and one as a pooling of interest. In March 1996, the Company acquired all of the outstanding stock of the Profreight group of companies, a customs broker and air and ocean forwarder in South Africa. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc, a U.S. customs broker with 32 offices in 25 U.S. and 2 Canadian cities. In May 1996, the Company acquired an additional 50.0% of the outstanding stock of AEI Finland bringing its ownership of this Finland based air and ocean forwarder to approximately 90.0%. The total paid for the three acquisitions was approximately $11.5 million. The total cost in excess of net assets acquired for these acquisitions of approximately $3.7 million is being amortized over 40 years. The results of operations of these purchases are included in the Consolidated Statement of Operations from dates of acquisitions. Additionally, in April 1996, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana based ocean forwarder and customs broker for 750,000 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interest. The combined effect of these acquisitions did not have a material pro forma impact on the Company's results of operations or financial position.

On June 8, 1995, the Company acquired Radix Ventures, Inc. ("Radix") for 954,608 shares of Common Stock valued at approximately $23.3 million and $.5 million in cash. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $26.4 million. Radix's results of operations are included in the consolidated statement of income from the acquisition date forward. The following unaudited pro forma summary combines the results of the Company and Radix's results of operations as if the acquisition occurred as of January 1, 1995. The pro forma information is provided for informational purposes only. It is based upon historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.

                                          Three Months Ended    Six Months Ended
                                             June 30, 1995        June 30, 1995

      Revenues .............................   $ 312,662          $ 611,385

      Net Income ...........................   $   7,628          $  12,831

      Income per share:
        Primary ........ ...................   $     .40          $    .68
        Fully diluted ......................   $     .37          $    .34



F.   Debt Conversion:

On June 7, 1996, the Company announced the redemption for all of its $74,750,000 outstanding 6.0% Convertible Subordinated Debentures (Debentures) to take place on July 8, 1996. The Debentures outstanding were convertible into the Company's Common Stock at $22.71 per share or 44.03 common shares for each $1,000 principal amount of Debentures. As of June 30, 1996, approximately $7,112,000 of the Debentures were converted resulting in the issuance of 313,125 shares of Common Stock with the resulting increase in Common Stock and Capital Surplus of approximately $7,000,000, net of related conversion and deferred costs. Subsequently, as of July 8, 1996, substantially all of the remaining Debentures were converted into 2,977,631 shares of the Company's Common Stock with the remainder redeemed for cash.


G.   Revolving Credit Loan:

In June 1996, the Company entered into a $75.0 million unsecured Revolving Credit Loan Agreement (the "Agreement"). The Agreement with a syndicated group of U.S. banks has a three year maturity which expires in June 1999 with the option to extend annually on the anniversary date. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus .25% to .50% per annum. The Company is required to pay an annual facility fee at a variable rate of .12% to .25% on the maximum amount available under the Agreement. Among the various covenants contained in this Agreement, the Company is to maintain certain ratios and balances as to minimum net worth, debt to net worth and fixed charge coverage. The Company is in compliance with all conditions of the Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of the Company's three service categories: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, as well as the Company's internal operating expenses (terminal, selling, general and administrative expenses) and operating profit:

                                               Three Months         Six Months
                                               Ended June 30,     Ended June 30,
                                              1996      1995      1996     1995
Gross Revenues:
  Airfreight ...............................  $245.4   $239.2   $478.1   $468.8
  Ocean Freight ............................    49.2     40.3     89.4     74.0
  Customs Brokerage and Other ..............    26.1     19.9     47.9     36.5
    Total Gross Revenues ...................  $320.7   $299.4   $615.4   $579.3

Net Revenues:
  Airfreight ...............................  $ 68.4   $ 60.4   $131.7   $116.6
  Ocean freight ............................    14.2      9.8     24.5     18.1
  Customs Brokerage and Other ..............    23.1     19.7     42.7     36.0
    Total Net Revenues .....................   105.7     89.9    198.9    170.7

Internal Operating Expenses:
  Terminal .................................    55.5     47.9    108.1     91.5
  Selling, general and administrative ......    34.5     29.6     65.0     58.4
    Total Internal Operating Expenses ......    90.0     77.5    173.1    149.9

Operating Profit ...........................  $ 15.7   $ 12.4   $ 25.8   $ 20.8


     Consolidated gross revenues for the second quarter and six months ended June 30, 1996 increased 7.1% to $320.7 million and 6.2% to $615.4 million, respectively over the comparable periods in 1995. Additionally, included in the increase in gross revenues for the quarter and six months was the negative effect of approximately $6.9 million and $9.4 million, respectively, resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues (gross revenues minus transportation expenses) for the second quarter and first six months of 1996 increased 17.6% to $105.7 million and 16.5% to $198.9 million, respectively, over the comparable 1995 periods.

     Gross airfreight revenues for the second quarter and first six months of 1996 increased 2.6% to $245.4 million and 2.0% to $478.1 million, respectively, over the comparable 1995 periods. The increase in gross airfreight revenues for both the quarter and six months was due to increases in shipments, total weight of cargo shipped and the impact from acquisitions not included in the comparable 1995 periods. For the quarter, shipments increased .5% and the weight of cargo shipped increased 4.0% over the second quarter of 1995. For the six month period, shipments increased 2.3% and the weight of cargo shipped increased 2.0% over the first six months of 1995. Airfreight net revenues for the second quarter of 1996 increased 13.2% to $68.4 million over the comparable 1995 period. For the six months, airfreight net revenue increased 13.0% to $131.7 million over the comparable 1995 period. The increase in net revenues from airfreight operations was attributable to lower transportation costs, mainly due to improved utilization of airfreight containers, and reduced airline rates in certain markets.

     Ocean freight gross revenues for the second quarter and first six months of 1996 increased 22.1% to $49.2 million and 20.8% to $89.4 million, respectively, over the comparable 1995 periods. Ocean freight net revenues for the quarter and first six months of 1996 increased 44.9% to $14.2 million and 35.4% to $24.5 million, respectively, over the comparable 1995 periods. The increase in both the gross and net ocean freight revenues was due to increased shipping volumes. The higher shipping volumes were attributable to the impact from acquisitions not included in the comparable 1995 periods and the Company's continuing penetration into the ocean freight market.

     Customs brokerage and other gross revenues for both the second quarter and first six months of 1996 increased 31.2% to $26.1 million and $47.9 million, respectively, over the comparable 1995 periods. Customs brokerage and other net revenues for the second quarter and first six months of 1996 increased 17.3% to $23.1 million and 18.6% to $42.7 million, respectively, over the comparable 1995 periods. The increase in both the gross and net customs brokerage and other revenues was mainly attributable to the acquisitions of Profreight (acquired March 1996), Lusk Shipping Co. (acquired April 1996), John V. Carr & Sons (acquired May 1996), and Radix (acquired June 1995), (See Note E).

     Internal operating expenses (terminal, selling, and general and administrative expenses) increased $12.5 million or 16.1% for the quarter and $23.2 million or 15.5% for the first six months of 1996 over the comparable periods in 1995. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes and to the inclusion of expenses of acquired companies not included in the comparable 1995 periods.

     Operating profit for the second quarter of 1996 increased $3.3 million or 26.6% over the second quarter of 1995. For the first six months of 1996, operating profit increased $5.0 million or 24.0% over the comparable 1995 period.

     Interest expense, net was marginally higher for the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996, interest expense, net increased $.3 million over the comparable 1995 period. The increase resulted from lower interest income due to a reduction in the amount of funds the Company had invested during the first six months of 1996 and a reduction in the interest rate earned on those funds.

     The effective income tax rate of 39.0% for the second quarter of 1996 was marginally lower than the second quarter of 1995. For both the first six months of 1996 and 1995, the effective income tax rate was 39.0%.


Liquidity and Capital Resources

     At June 30, 1996, the Company's working capital increased approximately $6.2 million to $83.1 million from $76.9 million at December 31, 1995. The increase was mainly attributable to the increase in profits.

     Capital expenditures decreased approximately $8.2 million from $12.8 million for the first six months of 1995 to $4.6 million for the first six months of 1996. The decrease was primarily due to expenditures incurred during the first six months of 1995 for the Company's new warehouse and distribution facility in Singapore which was completed during the third quarter of 1995. The $4.6 million for capital expenditures was primarily for facility improvements and management information systems.

     In June 1996, the Company announced the redemption for all of its 6.0% Convertible Subordinated Debentures (See Note F). Early in the third quarter of 1996, substantially all of the Debentures were converted into shares of the Company's Common Stock which will increase the Company's Stockholders'
Investment approximately $74.2 million and correspondingly its debt to equity ratio (total long-term debt as a percentage of stockholders' investment) will decline from 45.8% at June 30, 1996 to approximately 5.0%. Additionally, the redemption of the Debentures will reduce the Company's pre tax interest expense by approximately $2.4 million during the second half of 1996. The impact of Debenture redemptions for cash will be immaterial to the Company's results of operations.

     During the second quarter of 1996, the Company secured a $75 million revolving credit facility (See Note G). At June 30, 1996, the Company had $75 million available for future borrowings under this credit facility. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $13.9 million, of which approximately $1.0 million was outstanding.

     During the second quarter of 1996, the Company's Board of Directors authorized a 20.0% increase in the quarterly cash dividend from five cents ($.05) to six cents ($.06) per share.

     Management believes that the Company's available cash and sources of credit, together with cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

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


Item 6. -  Exhibits and Reports on Form 8-K

   a) Exhibits:

   Exhibit 11 - Computation of Earnings per Common Share.

   Exhibit 27 - Financial Data Schedule.

   b) Reports on Form 8-K:

   During the second quarter of 1996, the Company filed an 8-K under Item 5 - Other Events relating to the Company's announced redemption for all of its Convertible Subordinated Debentures and the establishment of a Revolving Credit Loan Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Air Express International Corporation
                                                       (Registrant)




Date:  August 13, 1996              /s/             Dennis M. Dolan
                                                    Dennis M. Dolan
                                                  Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)




Date:  August 13, 1996             /s/             Walter L. McMaster
                                                   Walter L. McMaster
                                               Vice President - Controller
                                              (Principal Accounting Officer)