Form 10-Q
period 1996-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1996-11-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

The number of shares of common stock outstanding as of November 8, 1996 was 22,723,848 (Net of 27,305 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                   September 1996 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                       Page

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as at
               September 30, 1996  and December 31, 1995 ..............  2

               Condensed Consolidated Statements of Operations -
               three months and nine months ended September 30, 1996
               and 1995..................................................3

               Consolidated Statements of Cash Flows -
               nine months ended September 30, 1996 and 1995.............4

               Notes to Condensed Consolidated Financial
               Statements................................................5

Item 2.

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................8

                          Part II - Other Information


Item 1.  Legal Proceedings..............................................11

Item 6.  Exhibits and Reports on Form 8-K...............................11

                                                                          Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                     Sept 30, 1996  Dec 31, 1995
                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .........................   $  41,461    $  54,463
   Accounts receivable, (less allowance for
    doubtful accounts of $4,580 and $4,695) ..........     304,058      268,289
   Other current assets ..............................       5,433        4,754
         Total current assets ........................     350,952      327,506
Investment in unconsolidated affiliates ..............      13,822       13,228
Property, plant and equipment (less accumulated
   depreciation and amortization of $49,253
   and $43,242) ......................................      60,592       54,149
Deposits and other assets ............................      12,521       12,999
Goodwill (less accumulated amortization
    of $9,895 and $8,269) ............................      81,666       78,961
         Total assets ................................   $ 519,553    $ 486,843

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................   $   3,091    $   2,690
   Bank overdrafts payable ...........................       1,216          620
   Transportation payables ...........................     144,939      149,536
   Accounts payable ..................................      45,901       41,625
   Accrued liabilities ...............................      51,326       45,556
   Income taxes payable ..............................      13,079       10,581
         Total current liabilities ...................     259,552      250,608
   Long-term debt ....................................       8,790       82,762
   Other liabilities .................................       5,058        5,907
         Total liabilities ...........................     273,400      339,277

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................        --           --
   Common, $.01 par value (authorized 40,000,000
    shares, issued 22,737,184 and 18,577,880 shares) .         227          186
   Capital surplus ...................................     136,043       60,164
   Cumulative translation adjustments ................     (16,780)     (12,539)
   Retained earnings .................................     127,335      100,372
                                                           246,825      148,183

Less: 27,305 and 25,279 shares of treasury
  stock, at cost .....................................        (672)        (617)
   Total stockholders' investment ....................     246,153      147,566
   Total liabilities and stockholders' investment ....   $ 519,553    $ 486,843


                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 3



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)
                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                 1996         1995         1996           1995

Revenues ...................   $ 340,928    $ 314,269    $ 956,375    $ 893,618

Operating expenses:
  Transportation ...........     228,814      219,124      645,385      627,746
  Terminal .................      61,317       51,663      169,458      143,192
  Selling, general and
   administrative ..........      35,457       31,468      100,411       89,836

Operating profit ...........      15,340       12,014       41,121       32,844

Other income (expense):
  Interest, net ............         258       (1,096)      (1,557)      (2,563)
    Other, net .............       1,260        1,007        3,287        2,422
                                   1,518          (89)       1,730         (141)

Income before provision
 for income taxes ..........      16,858       11,925       42,851       32,703

Provision for income taxes .       6,232        4,651       16,369       12,759
Net income .................   $  10,626    $   7,274    $  26,482    $  19,944

Income per common share:
    Primary ................   $     .48    $     .39    $    1.28    $    1.10
    Fully diluted ..........   $     .46    $     .36    $    1.21    $    1.03

Weighted average number
 of common shares (000's):
    Primary ................      22,358       18,835       20,731       18,182
    Fully diluted ..........      23,123       22,173       23,074       21,529


                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 4


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)
(Dollars in thousands)

                                                          1996           1995
Cash flows from operating activities:
   Net income .........................................$ 26,482        $ 19,944
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization ..................   7,214           5,272
       Amortization of goodwill .......................   1,754           1,405
       Amortization of bond discount ..................     115             115
       Deferred income taxes ..........................     357            (727)
       Undistributed earnings of affiliates ...........    (983)         (1,042)
       Gains on sales of assets, net ..................    (129)           (193)

   Changes in assets and liabilities, net of
    business acquisitions:
      (Increase) in accounts receivable, net .......... (17,372)        (16,299)
       Decrease (increase) in other current assets.....     216          (1,947)
       Decrease in other assets .......................   1,734             652
      (Decrease) increase in transportation payables .. (12,577)          2,904
      (Decrease) increase in accounts payable .........  (5,042)          9,338
       Increase (decrease) in accrued liabilities .....   4,895         (12,058)
       Increase in income taxes payable ...............   1,940           1,100
      (Decrease) increase in other liabilities ........  (1,189)            119
            Total adjustments ......................... (19,067)        (11,361)

         Net cash provided by operating activities ....   7,415           8,583

Cash flows from investing activities:
   Business acquisitions, net of cash acquired ........  (7,386)         (1,176)
   Sale of marketable securities ......................      --          19,981
   Losses from hedging activities .....................  (1,320)         (1,533)
   Proceeds from sales of assets ......................     381             491
   Capital expenditures ...............................  (8,959)        (18,591)
   Investment in unconsolidated affiliates ............     (71)           (346)

         Net cash used by investing activities ........ (17,355)         (1,174)

Cash flows from financing activities:
   Net borrowings (repayments) in bank overdrafts
     payable ..........................................     646            (243)
   Additions to long-term debt ........................     290           2,976
   Payment of long-term debt ..........................  (1,297)         (2,205)
   Issuance of common stock ...........................   1,479           1,343
   Payment of cash dividends ..........................  (3,218)         (2,322)
   Purchase of treasury stock .........................     (55)           (990)

         Net cash used by financing activities ........  (2,155)         (1,441)

Effect of foreign currency exchange rates on cash .....    (907)            288

Net (decrease) increase in cash and cash equivalents .. (13,002)          6,256

Cash and cash equivalents at beginning of period ......  54,463          44,168

Cash and cash equivalents at end of period ............$ 41,461        $ 50,424


                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1996, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods have been made. Certain items in the September 30, 1995 financial statements have been reclassified to conform to the classification of September 30, 1996.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1996.


B.     Interest, net is as follows:

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                         1996       1995        1996       1995

         Interest expense ...........   $(355)    $(1,516)    $(3,367)  $(4,470)
         Interest income ............     613         420       1,810     1,907
                                        $ 258     $(1,096)    $(1,557)  $(2,563)


C.    Other, net is as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         1996      1995        1996        1995

         Equity in earnings of
           unconsolidated affiliates ...$  600    $  563      $1,780     $1,366
         Foreign exchange gains ........   631       406       1,378        841
         Other .........................    29        38         129        215
                                        $1,260    $1,007      $3,287     $2,422

D.    Supplemental disclosures of cash flow information:

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                          1996      1995         1996      1995
       Interest and income taxes paid:

       Interest ........................ $  216    $2,477     $ 2,776   $ 5,186
       Income tax.......................  3,703     3,592       9,825    11,039
                                         $3,919    $6,069     $12,601   $16,225

Non cash investing and financing activities:

On July 8, 1996, as a result of Debenture conversions, the Company issued 3,290,756 shares of its Common Stock valued at approximately $74.5 million (See Note F).

In June 1995, as part of the Radix acquisition, the Company issued 979,887 shares of Common Stock valued at approximately $23.9 million. Subsequently, upon finalization of the acquisition, the Common Stock issued was reduced to 954,608 (See Note E).


E.    Acquisitions:

During the first nine months of 1996, the Company acquired four companies in separate transactions. Three were accounted for as purchases and one as a pooling of interest. In March 1996, the Company acquired all of the outstanding stock of the Profreight group of companies, a customs broker and air and ocean forwarder in South Africa. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc, a U.S. customs broker with 32 offices in 25 U.S. and 2 Canadian cities. In May 1996, the Company acquired an additional 50.0% of the outstanding stock of AEI Finland Oy bringing its ownership of this Finland based air and ocean forwarder to approximately 90.0%. The total paid for the three acquisitions was approximately $11.6 million. The total cost in excess of net assets acquired for these acquisitions of approximately $4.9 million is being amortized over 40 years. The results of operations of these purchases are included in the Consolidated Statement of Operations from the dates of acquisitions. Additionally, in April 1996, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana based ocean forwarder and customs broker for 750,000 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interest. The combined effect of these acquisitions did not have a material pro forma impact on the Company's results of operations or financial position.

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

                                         Nine Months Ended
                                         September 30, 1995
                    Revenues ...............  $928,528

                    Net Income .............  $ 20,005

                    Income per share:
                        Primary ............  $   1.07
                        Fully diluted ......  $   1.00

F.    Debt Conversion:

On July 8, 1996, the Company completed its announced redemption for all of its $74,750,000 outstanding 6.0% Convertible Subordinated Debentures ("Debentures"). The outstanding Debentures were convertible into the Company's Common Stock at $22.71 per share or 44.03 common shares for each $1,000 principal amount of Debentures. As a result, $74,735,000 of the Debentures were converted resulting in the issuance of 3,290,756 shares of Common Stock with the remainder redeemed for cash. The impact of cash redemptions was immaterial to the Company's results of operations. The conversion resulted in Common Stock and Capital Surplus increasing approximately $74,362,000, net of related conversion and deferred costs.


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


H.    Subsequent Event:

On November 12, 1996, the Company announced the acquisition of Muller Air Freight B.V. and associated companies ("Muller"). Muller, established in 1947, provides airfreight, ocean freight, warehousing and distribution and related logistics services. Headquartered in Schiphol Airport, the Netherlands, Muller reported gross revenues of $35 million in 1995 and employs a staff of 140 with eight offices throughout the Netherlands. The Company expects to finalize the acquisition before December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of the Company's three service categories: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, and the Company's internal operating expenses (terminal, selling, general and administrative expenses) and operating profit:

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                              1996      1995      1996     1995
Gross Revenues:
  Airfreight ...............................  $255.3   $245.8    $733.5   $714.6
  Ocean Freight ............................    50.5     46.2     139.9    120.2
  Customs Brokerage and Other ..............    35.1     22.3      83.0     58.8
    Total Gross Revenues ...................  $340.9   $314.3    $956.4   $893.6

Net Revenues:
  Airfreight ...............................  $ 67.0   $ 62.5    $198.7   $179.1
  Ocean freight ............................    13.3     10.5      37.8     28.6
  Customs Brokerage and Other ..............    31.8     22.2      74.5     58.1
    Total Net Revenues .....................   112.1     95.2     311.0    265.8

Internal Operating Expenses:
  Terminal .................................    61.3     51.7     169.5    143.2
  Selling, general and administrative ......    35.5     31.5     100.4     89.8
    Total Internal Operating Expenses ......    96.8     83.2     269.9    233.0

Operating Profit ...........................  $ 15.3   $ 12.0    $ 41.1   $ 32.8

     Consolidated gross revenues for the third quarter and nine months ended September 30, 1996 increased 8.5% to $340.9 million and 7.0% to $956.4 million, respectively, over the comparable 1995 periods. The increase in gross revenues for the quarter and nine months included the negative effect of approximately $3.0 million and $12.4 million, respectively, resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues (gross revenues minus transportation expenses) for the third quarter and first nine months of 1996 increased 17.8% to $112.1 million and 17.0% to $311.0 million, respectively, over the comparable 1995 periods.

     Gross airfreight revenues for the third quarter and first nine months of 1996 increased 3.9% to $255.3 million and 2.6% to $733.5 million, respectively, over the comparable 1995 periods. The increase in gross airfreight revenues for both the quarter and nine months was due to increases in shipments, total weight of cargo shipped and the impact from acquisitions not included in the comparable 1995 periods. For the quarter, shipments increased 3.1% and the weight of cargo shipped increased 12.0% over the third quarter of 1995. For the first nine months of 1996, shipments increased 2.5% and the weight of cargo shipped increased 5.0% over the first nine months of 1995. Airfreight net revenues for the third quarter of 1996 increased 7.2% to $67.0 million over the comparable 1995 period. For the first nine months of 1996, airfreight net revenues increased 10.9% to $198.7 million over the comparable 1995 period. The increase in net revenues from airfreight operations was attributable to lower transportation costs, mainly due to improved product mix, allowing for better utilization of airfreight containers, and reduced airline rates in certain markets.

     Ocean freight gross revenues for the third quarter and first nine months of 1996 increased 9.3% to $50.5 million and 16.4% to $139.9 million, respectively, over the comparable 1995 periods. Ocean freight net revenues for the quarter and first nine months of 1996 increased 26.7% to $13.3 million and 32.2% to $37.8 million, respectively, over the comparable 1995 periods. The increase in both the gross and net ocean freight revenues was attributable to increased shipping volumes. The higher shipping volumes were due to the impact from acquisitions not included in the comparable 1995 periods and the Company's continuing penetration into the ocean freight market.

     Customs brokerage and other gross revenues for both the third quarter and first nine months of 1996 increased 57.4% to $35.1 million and 41.2% to $83.0 million, respectively, over the comparable 1995 periods. Customs brokerage and other net revenues for the third quarter and first nine months of 1996 increased 43.2% to $31.8 million and 28.2% to $74.5 million, respectively, over the comparable 1995 periods. The increase in both the gross and net customs brokerage and other revenues was mainly attributable to the acquisitions of Profreight (acquired March 1996), Lusk Shipping Co. (acquired April 1996), John
V. Carr & Son (acquired May 1996), and Radix (acquired June 1995), (See Note E).

     Internal operating expenses (terminal, selling, and general and administrative expenses) increased $13.6 million or 16.3% for the quarter and $36.9 million or 15.8% for the first nine months of 1996 over the comparable
1995 periods. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes and to the inclusion of expenses of acquired companies not included in the comparable 1995 periods.

     Operating profit for the third quarter of 1996 increased $3.3 million or 27.5% over the third quarter of 1995. For the first nine months of 1996, operating profit increased $8.3 million or 25.3% over the comparable 1995 period.

     Interest, net increased $1.4 million in the third quarter of 1996 compared to the third quarter of 1995. For the first nine months of 1996, interest, net increased $1.0 million compared to the first nine months of 1995 (See Note B). These increases were mainly the result of the Debenture redemptions (See Note F) and the corresponding elimination of the associated interest expense. As a result of the redemptions, the Company's pre tax interest expense will be reduce by approximately $1.2 million in the fourth quarter of 1996.

     The effective income tax rate for the third quarter of 1996 decreased approximately 2.0% to 37.0% compared to the third quarter of 1995. For the first nine months of 1996, the effective income tax rate decreased .8% to 38.2% compared to the first nine months of 1995. These decreases were mainly attributable to the reduced losses incurred by certain foreign subsidiaries for which there were no tax benefits available.


Liquidity and Capital Resources

     At  September  30,  1996,   the   Company's   working   capital   increased
approximately $14.5 million to $91.4 million from $76.9 million at December 31, 1995. The increase was mainly attributable to the increase in profits.

     Capital expenditures decreased approximately $9.6 million from $18.6 million for the first nine months of 1995 to $9.0 million for the first nine months of 1996. The decrease was primarily due to expenditures incurred during the first nine months of 1995 for the Company's new warehouse and distribution facility in Singapore which was completed during the third quarter of 1995. The $9.0 million for capital expenditures was primarily for facility improvements and management information systems. Capital expenditures for 1996 will approximate $13.0 million which will be primarily for improvement and expansion of facilities and management information systems.

     On July 8, 1996, the Company completed the redemption for all of its 6.0% Convertible Subordinated Debentures (See Note F). As a result, the Company's Stockholders' Investment increased approximately $74.4 million and correspondingly its debt to equity ratio (total long- term debt as a percentage of stockholders' investment) decreased from 57.9% at December 31, 1995 to 4.8% at September 30, 1996.

     During the second quarter of 1996, the Company secured a $75 million revolving credit facility (See Note G). At September 30, 1996, the Company was utilizing approximately $2.3 million under this facility for letters of credit issued in connection with the Company's insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $13.9 million, of which approximately $1.2 million was outstanding.

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


                                        Air Express International Corporation
                                                    (Registrant)


Date:     November 13, 1996            /s/       Dennis M. Dolan
                                                 Dennis M. Dolan
                                                Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)


Date:     November 13, 1996            /s/      Walter L. McMaster
                                                Walter L. McMaster
                                             Vice President - Controller
                                            (Principal Accounting Officer)