Form 10-K
period 1996-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1997-03-28
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report  pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 (Fee Required) for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from______to ___.

                         Commission file number: 1-8306

                     AIR EXPRESS INTERNATIONAL CORPORATION
             (Exact name of Registrant as Specified in its Charter)

               Delaware                                 36-2074327
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                  120 Tokeneke Road, Darien, Connecticut 06820
                                 (203) 655-7900
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


          Securities registered pursuant to Section 12(b) of the Act:


          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                        Common Stock, $.01 par value


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997 was $636,705,502.

The number of shares of common stock outstanding as of March 24, 1997 was 22,814,072.
                      DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders.

                     AIR EXPRESS INTERNATIONAL CORPORATION
                          1996 Form 10-K Annual Report

                               Table of Contents


                                     Part I
                                                                           Page

Item  1. Business......................................................      1
Item  2. Properties....................................................      8
Item  3. Legal Proceedings.............................................      8
Item  4. Submission of Matters to a Vote of Security Holders and
          Executive Officers of the Registrant.........................      9


                                    Part II

Item  5. Market for Registrant's Common Equity and Related
          Stockholder Matters..........................................      11
Item  6. Selected Financial Data.......................................      12
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................      13
Item  8. Financial Statements and Supplementary Data...................      20
Item  9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.........................      20


                                    Part III

Item 10. Directors and Executive Officers of the Registrant............      20
Item 11. Executive Compensation........................................      20
Item 12. Security Ownership of Certain Beneficial Owners
          and Management...............................................      20
Item 13. Certain Relationships and Related Transactions................      20


                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K..................................................      21

Part I


Item 1.  Business

   (a)  General Development of Business

Air Express International Corporation ( the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States and a leading provider of global logistics services for importers and exporters worldwide. The Company is primarily engaged in providing cargo transportation logistics management, including international air and ocean freight forwarding, customs brokerage and warehousing and distribution services. Beyond its traditional freight forwarding and customs brokerage services, the Company's value-added logistics services and information systems help its customers to streamline operations, reduce inventories, increase speed and reliability of worldwide deliveries and, ultimately, improve management of the customers' supply chain.

Through its global network of Company-operated facilities and agents, the Company provides total integrated transportation logistics solutions centered around the consolidation, documentation and arrangements for the transportation of its customers' shipments of cargo throughout the world. During 1996, the Company handled more than 1,839,000 individual airfreight shipments, with an average weight of 535 pounds, to more than 3,000 cities in more than 200 countries. Approximately 58% of the total airfreight shipments for 1996 were attributable to locations outside the United States. The Company generated gross revenues in excess of $1.3 billion in 1996, of which approximately 62% was attributable to locations outside the United States.

Headquartered in the United States, the Company has a global network with offices located in over 876 cities, including 273 cities in the United States, 186 cities in Europe and 417 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1996, this network consisted of 250 Company-operated facilities, including 99 in the United States and 151 abroad, supplemented at 626 additional locations, which are served by agents, many of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 74% of the Company's 53 regional and country managers have been employed by the Company for more than ten years.

Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' cargo transportation and integrated logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and The Netherlands. In July 1993, the Company acquired the Votainer group of companies ("Votainer"), a Non-Vessel Operating Common Carrier ("NVOCC") based in The Netherlands, which provides ocean freight consolidation services, with a network of 34 Company-operated facilities in 12 countries. During 1994, the Company acquired all the outstanding common stock of Unimodal Australia

Pty. Ltd., an ocean freight forwarder located in Australia; Banner International Ltd., an airfreight forwarder located in New Zealand; and Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. During 1995, the Company acquired all of the outstanding common stock of Radix Ventures, Inc., a leading provider of customs brokerage in the United States; Jagro International, Inc., an ocean freight forwarder and customs broker located in Canada; Brantford International, Inc., an air and ocean freight forwarder located in the United Kingdom; and 40% ownership of the outstanding common stock of Air Express International (Emirates), the Company's exclusive air and ocean freight agent in the United Arab Emirates. In March 1996, the Company acquired all of the outstanding stock of the Profreight group of companies, a customs broker and air and ocean freight forwarder in South Africa. In April 1996, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana-based ocean freight forwarder and customs broker. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc. ("J.V. Carr"), a United States and Canadian customs broker. In May 1996, the Company acquired an additional 50% of the outstanding stock of AEI Finland Oy, bringing its ownership of this Finland-based air and ocean freight forwarder to approximately 90%. In November 1996, the Company acquired Muller Airfreight B.V., an air and ocean freight forwarder based in The Netherlands. The acquisitions were consistent with the Company's strategy of strengthening its market position, further enhancing its operating efficiencies and providing its customers with a global logistics solution encompassing a broad range of transportation and distribution-related services.

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

As a result of its consolidation of customers' shipments, the forwarder is usually able to obtain lower rates from airlines than its customers could obtain directly from those airlines. In addition, in certain tradelanes and with certain airlines where the forwarder generates a continuing high volume of freight, that forwarder is often able to obtain even lower rates. Accordingly, the forwarder is generally able to offer its customers a lower rate than would otherwise be available to the customer from the airline. However, the rate charged by the forwarder to its customers is greater than that obtained by the forwarder from the airline, and the difference represents the forwarder's gross profit.

Ocean Freight Services

The Company's revenue from international ocean freight forwarding is derived from service both as an indirect ocean carrier (NVOCC) and as an authorized agent for shippers and importers. The Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. The Company solicits freight from its customers to fill the containers, charging rates lower than the rates offered directly to customers by shipping lines for similar type shipments. In 1996 the Company handled more than 95,000 containers.

Customs Brokerage Services

The Company provides customs brokerage clearance services in the United States and 21 foreign countries. These services entail the preparation and assembly of required documentation, in many instances, the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers, duty drawback (recovery of previously paid duties when goods are re-exported), and the arrangement of bonded warehouse services which allows importers to store goods while deferring payment of customs duties until the goods are required for delivery.

In June 1995, the Company acquired Radix Ventures, Inc. ("Radix") which, through its subsidiary, Radix Group International, Inc., is a leading United States customs broker, with offices in 23 U.S. cities and approximately 520 employees. Radix's customs brokerage services were largely performed for importers who used other freight forwarders for the transportation of goods to the United States. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc, a U.S. and Canadian customs broker which primarily serves the U.S. - Canada border with 32 offices in 25 U.S. and two Canadian cities. Since the acquisition of Radix, the Company has continued to maintain and expand its United States customs brokerage activities to existing and new clients without regard to whether the Company provides transportation services to these importers. It is the Company's strategy to ultimately expand its relationship with customs brokerage customers by providing other services, including transportation and warehousing and distribution.

In 1996, the Company processed approximately 1,579,000 customs entries of which 806,566 were in the United States; in 1995, it processed 905,000 entries of which 173,000 were in the United States; and in 1994, 729,000 entries were processed of which 63,000 were in the United States. The primary reason for the increase in 1996 was attributable to the acquisition of J.V. Carr and the inclusion of a full year of Radix business.

Integrated Global Logistics Services

In addition to providing air and ocean freight forwarding and customs brokerage services, the Company provides its import and export customers with an array of fully integrated global logistics services, including, most notably, warehousing and distribution services and its proprietary logistics information system for global freight tracking and tracing. Other total logistics services offered by the Company include extensive ground transportation capabilities enabling door-to-door pickup and freight delivery; duty drawback; Free Trade Zone management and associated services; information management services such as electronic data interchange (EDI), electronic invoicing and purchase order management; inventory management; cargo consolidation, deconsolidation, assembly and protective packing; bonded warehousing; project cargo management; and cargo insurance coverage.

Warehousing and Distribution

The Company owns and leases warehouse space with major facilities in the U.S., The Netherlands, U.K., Germany, United Arab Emirates, New Zealand, Australia, Singapore, Malaysia and South Africa. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. The Company receives storage charges for use of its warehouses and fees for other services. In 1996, warehouse and distribution services contributed approximately 2% of gross revenues and net revenues.

Logistics Information System (LOGIS)

The Company introduced its proprietary logistics information system ("LOGIS") for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut, and a facility near London, England, are linked to, and accessible from, terminals at 337 of its Company-operated and agent facilities in substantially all major markets, permitting real-time inputting, processing and retrieval of shipments, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents. LOGIS has been developed to include worldwide ocean shipment tracing and tracking and to provide information for logistics facilities offered by the Company, including assembly and distribution activities for clients. As of December 31, 1996, the LOGIS system permitted electronic interfacing with more than 1,300 of the Company's major customers' locations in 39 countries, 50 international airlines and customs authorities in the United States, United Kingdom, Australia, New Zealand, Belgium, Germany and France. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and converts the data automatically into shipping documents. Where LOGIS is linked to customs in the country of destination, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

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

Operations

The Company has a global network of Company-operated facilities and supporting agents with offices located in over 876 cities, including 273 in the United States, 186 in Europe, 120 in Asia and the South Pacific and 297 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from or between locations outside the United States. For the year ended December 31, 1996, approximately 62% of its gross revenues and 57% of its net revenues were recorded in locations outside the United States.

The Company neither owns nor operates any ships or aircraft. It arranges for transportation of its customers' shipments via steamship lines, commercial airlines and air cargo carriers. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder for approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1996, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

The Company also offers door-to-door express delivery among 20 European countries through its Pandalink service which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas within 48 to 72 hours.

Quality Initiatives

The Company maintains a department focused on implementing quality initiatives to better serve its customers' needs. In 1996, more than 90% of the Company's revenues were handled by International Organization for Standardization ("ISO") 9002 certified offices. ISO is a stringent set of internationally recognized quality assurance guidelines. The Company is committed to a broad program to maintain and to increase its ISO 9002 certifications. The Company also sponsors a Shippers' Council to stimulate discussion among customers aimed at identifying, upgrading and standardizing the Company's and the industry's best practices.

Regulation

The Company's activities as an International Air Transport Association ("IATA") cargo agent are subject to the rules and regulations of that organization to the extent the Company acts as an agent for an airline which is an IATA member. Certain IATA rules and regulations are subject to the Department of Transportation ("DOT") approval. In addition, several states in which the Company operates regulate intrastate trucking. In these states, the Company has obtained the necessary operating authority. In the United States, the Company, operating as a customs broker, is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. Customs brokerage fees are not subject to regulation. The Company is licensed as an ocean freight forwarder by the United States Federal Maritime Commission ("FMC") which prescribes qualifications for acting as a shipping agent, including surety bonding requirements. The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation as an indirect ocean cargo carrier under the FMC tariff filing and surety bond requirements, which require the Company to abide by tariffs filed with the FMC specifying the rates which may be charged to customers.

Customers and Marketing

The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1996, the Company shipped goods and provided logistics services for more than 200,000 customer accounts, none of which accounted for more than 5% of the Company's revenues.

The Company markets its global cargo transportation and integrated logistics services worldwide through an international sales organization consisting of approximately 520 full-time salespersons (as of December 31, 1996), supported by the sales efforts of senior management and the Company's country, regional, and district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of cargo.

Competition

Competition within the freight forwarding industry is intense. Although the industry is highly fragmented with a large number of participants, the Company competes primarily with a relatively small number of international firms with worldwide networks and the capability to provide the breadth of services offered by the Company. The Company also encounters competition from regional and local freight forwarders, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, certain airlines, and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.

Currency and Other Risk Factors

The Company operates in many countries throughout the world, resulting in significant funds to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts (See Note 13 to the Consolidated Financial Statements).

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

Employees

As of December 31, 1996, the Company employed 6,747 people, of whom 4,188 were based at locations outside the United States, including 1,878 in the United Kingdom and Europe, 1,084 in Asia and 1,226 in the South Pacific, South America, Africa and Canada. Approximately 664 of the Company's 2,559 employees based in the United States were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the
International Association of Machinists and Aerospace Workers. In addition, approximately 22% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company maintains a good working relationship with its employees.

   (d)  Financial Information About Foreign and Domestic Operations

See the Company's Consolidated Financial Statements including the Notes thereto for data related to the Company's revenues, operating profit and identifiable assets.


Item 2. Properties

The Company owns its worldwide headquarters building (approximately 40,000 square feet in area) in Darien, Connecticut, a warehouse and office facility
(approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $2.8 million mortgage, a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $1.3 million mortgage, a warehouse and distribution facility (approximately 150,000 square feet in area) in Singapore, which is subject to a $5.0 million mortgage, and a warehouse and office facility (approximately 43,000 square feet in area) in Johannesburg, South Africa.

The Company leases facilities at or near airports, ocean terminals and international borders at 71 locations in the United States and 132 offices in 27 other countries. Most facilities have office, loading dock and warehouse space. The principal facilities are set forth in the following table:

                                  Approximate Sq. Feet of               Lease
Location                                Floor Space                   Expiration

Amsterdam, The Netherlands    68,000 sq. ft. of warehouse and office     1998

Chicago, Illinois            164,000 sq. ft. of warehouse and office   1998/1999

Frankfurt, Germany            37,000 sq. ft. of warehouse and office     2007

London, England               93,000 sq. ft. of warehouse and office     2002

Los Angeles, California      127,000 sq. ft. of warehouse and office     2001

Miami, Florida               255,000 sq. ft. of warehouse and office   1999/2006

New York, New York            90,000 sq. ft. of warehouse and office     1999

San Francisco, California     78,000 sq. ft. of warehouse and office   1998/2000

Johannesburg, South Africa    55,000 sq. ft. of warehouse and office     2000

The Company believes that its facilities are adequate for its needs now and in the foreseeable future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Following is a listing of the executive officers of the Company.

The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 27, 1997 by each executive officer of the Company. There are no family relationships between any Director or officer of the Company.

                                           Positions with the Company and
                                             Business Experience for the
Name                         Age                   Past Five Years

Hendrik J. Hartong, Jr.      57            Chairman of the Company since 1985;
                                          (Chief Executive Officer of the
                                           Company from 1985 through 1989);
                                           General Partner since 1985 of The
                                           Brynwood Management Limited
                                           Partnerships, which serve, as
                                           managing general partners of The
                                           Brynwood Partners Limited
                                           Partnerships, private investment
                                           partnerships; Director of Hurco
                                           Companies, Inc.

Guenter Rohrmann              57           President and Chief Executive Officer
                                           of the Company since 1989 (President
                                           and Chief Operating Officer from 1985
                                           to 1989).

Dennis M. Dolan               39           Vice President and Chief Financial
                                           Officer of the Company since 1989;
                                           U.S. Controller from 1985 to 1989.

Giorgio Laccona               38            Vice President - General Manager -
                                            North America since 1996; Vice
                                            President-Operations from 1994 to
                                            1996, Vice President - Export Sales
                                            and Operations from 1989 to 1994.

Daniel J. McCauley            62            Vice President, General Counsel and
                                            Secretary of the Company since 1991;
                                            Executive Vice President, Secretary
                                            and General Counsel, for more than
                                            five years prior to 1990, and
                                            consultant from 1990 to 1991, Emery
                                            Airfreight Corporation, Wilton, CT,
                                            a transportation company.

Paul J. Gallagher             51            Vice President - Treasurer of the
                                            Company since 1993; Vice President-
                                            International Controller from 1989
                                            to 1993.

Walter L. McMaster            64            Vice President and Controller of the
                                            Company since 1983; U.S. Controller
                                            from 1974 to 1983.

Robert J. O'Connell           60            Senior Vice President since 1996;
                                            Vice President - General Manager -
                                            North America of the Company from
                                            1989; Vice President-North America
                                            Sales of the Company from 1985 to
                                            1989.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market under the symbol: AEIC.

The table below indicates the quarterly high and low prices of the Common Stock and the dividends declared per share for the years ended December 31, 1996 and 1995.

                                                       Quarter
                                        1st        2nd         3rd        4th
Year Ended December 31, 1996:

High ..............................   $ 26 1/4   $ 29 1/4   $     29   $ 34 1/2

Low ...............................   $ 20       $ 25 1/2   $ 23 1/2   $ 28

Dividends .........................   $    .05   $    .06   $    .06   $    .06

Year Ended December 31, 1995:

High ..............................   $ 25 1/2   $ 26 1/2   $ 25 1/2   $ 25 1/4

Low ...............................   $ 18 1/2   $ 20 3/4   $ 22 1/4   $ 20 1/4

Dividends .........................   $    .04   $    .05   $    .05   $    .05


At March 24, 1997, there were 948 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $30.375 per share.

Item 6.  Selected Financial Data



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)

                                               Years Ended December 31,
                                  1996       1995         1994      1993          1992
Revenues ...................... $1,335,447   $1,222,217   $997,379   $725,719    $672,287

Net income .................... $   38,500   $   29,027   $ 22,619   $ 17,340    $ 18,633

Net income per common share: (1)
   Primary .................... $     1.81   $     1.58   $   1.28   $    .99    $   1.08
   Fully diluted .............. $     1.72   $     1.48   $   1.21   $    .97    $   1.08

Cash dividends declared per
  common share ................ $      .23   $      .19   $   .153   $   .125    $   .085

Total assets .................. $  581,329   $  486,843   $383,626   $298,816    $211,721

Long-term debt
(excluding current portion) ... $   16,616   $   82,762   $ 83,992   $ 78,464    $  7,120

Stockholders' investment ...... $  259,086   $  147,566   $ 99,350   $ 78,119    $ 65,376



(1) Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50.0% stock dividend in each of July 1992 and December 1994 and are based upon the weighted average number of shares of Common Stock outstanding during each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1996 decreased to $46.5 million compared to $54.5 million at December 31, 1995. The Company's primary sources of cash in 1996 consisted of $16.8 million provided by operating activities and $11.3 million from short and long-term borrowings. The Company's primary uses of cash in 1996 were for business acquisitions of $15.4 million, capital expenditures of $13.8 million and dividend payments of $4.6 million. Working capital increased approximately $23.3 million (30.3%) to $100.2 million at December 31, 1996 from $76.9 million at December 31, 1995 primarily due to the increase in the excess of trade receivables over trade payables. The Company makes significant disbursements on behalf of its customers, such as customs duties, which are billed directly to the Company's customers. The billings for these disbursements, which may be several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense in the Company's income statement.

Capital expenditures decreased approximately $6.6 million from $20.4 million for 1995 to $13.8 million for 1996. The decrease was primarily due to expenditures incurred during the first nine months of 1995 for the Company's new warehouse and distribution facility in Singapore which was completed during the third quarter of 1995. The $13.8 million of capital expenditures were primarily for facility improvements and management information systems. Depreciation and amortization expense (including goodwill amortization) totaled $12.7 million in 1996 and $9.8 million in 1995. Capital expenditures for 1997 are estimated to be approximately $21.0 million and will be primarily for improvement and expansion of facilities and management information systems.

During 1996, the Company acquired five companies in separate transactions. Four of the acquisitions were accounted for as purchases and one as a pooling of interest (See Note 4 to the Consolidated Financial Statements).

In June 1996, the Company secured a $75 million  revolving  credit facility (See
Note 7 to the Consolidated Financial Statements). At December 31, 1996, the Company was utilizing approximately $2.6 million under this facility primarily for letters of credit issued in connection with the Company's insurance programs. Additionally, at December 31, 1996, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $15.6 million, of which approximately $2.1 million was outstanding.

On July 8, 1996, the Company completed the redemption for all of its 6.0% Convertible Subordinated Debentures (See Note 8 to the Consolidated Financial

Statements). As a result, the Company's Stockholders' Investment increased approximately $74.3 million and, correspondingly, its debt to equity ratio (total long-term debt as a percentage of stockholders' investment) decreased from 57.9% at December 31, 1995 to 7.9% at December 31, 1996. During the second quarter of 1996, the Company's Board of Directors authorized an increase in the quarterly cash dividend from five cents ($.05) to six cents ($.06) per share.

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

                             Results of Operations

1996 Compared to 1995

The Company considers its total business to represent a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated. The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of these three service categories, as well as the Company's internal operating expenses (terminal and selling, general and administrative expenses) and operating profit:

                                                         1996            1995
                                                           ($ in millions)
Gross Revenues:
  Airfreight .....................................      $1,026.5       $  972.6
  Ocean freight ..................................         190.1          166.2
  Customs brokerage
    and other ....................................         118.9           83.4
Total Gross Revenues .............................      $1,335.5       $1,222.2

Net Revenues:
  Airfreight .....................................      $  274.5       $  245.7
  Ocean freight ..................................          51.9           38.8
  Customs brokerage
    and other ....................................         106.0           82.1
Total Net Revenues ...............................         432.4          366.6

Internal Operating Expenses:
  Terminal .......................................         234.6          196.6
  Selling, general and administrative ............         139.0          122.6
Total Internal Operating Expenses ................         373.6          319.2

Operating Profit .................................      $   58.8       $   47.4


Gross revenues increased $113.3 million (9.3%) in 1996 over 1995, reflecting increases of $53.9 million (5.5%) in airfreight revenues, $23.9 million (14.4%) in ocean freight revenues and $35.5 million (42.6%) in customs brokerage and other revenues. Net revenues increased $65.7 million (17.9%) to $432.4 million in 1996 and was comprised of increases of $28.7 million (11.7%) in airfreight net revenues, $13.1 million (33.8%) in ocean freight net revenues and $23.9 million (29.1%) in customs brokerage and other net revenues. The increases in both gross and net revenues from airfreight services were attributable to increased airfreight shipping volumes, as the number of shipments increased (3.7%) and the total weight of cargo shipped increased (7.0%) over 1995, and to higher prices initiated by the Company in response to rate increases from the airlines. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers, the Company's continuing penetration into the ocean freight market and the inclusion of ocean freight business of acquired companies. The increases in gross and net revenues from customs brokerage and other services were largely due to the acquisitions of Radix in June 1995 and J.V. Carr in May 1996.

The Company's internal operating expenses increased $54.3 million (17.0%) in 1996 over 1995. The increase was attributable to the inclusion of operating expenses from acquired companies and the greater volume of shipments handled. As a percentage of gross revenues, internal operating expenses increased to 28.0% from 26.1% in 1995, due largely to the inclusion of the operating expenses related to the customs brokerage operations of Radix and J.V. Carr. However, due to the higher level of customs brokerage revenues, for which gross and net revenues are the same, internal operating expenses, as a percentage of net revenues, decreased to 86.4% in 1996 from 87.1% in 1995.

Consolidated operating profit increased $11.4 million (24.1%) over 1995, due primarily to significant improvement in operating profits in the Company's European region and its Asia and Others region (See Note 5 to the Consolidated Financial Statements).

Interest expense, net decreased $2.1 million to $1.3 million in 1996 due primarily to the conversion of the Company's 6.0% Convertible Subordinated Debentures (See Note 8 to the Consolidated Financial Statements). Other, net increased $1.1 million to $4.6 million in 1996, due primarily to increased earnings from unconsolidated affiliates and foreign exchange gains (See Note 14 to the Consolidated Financial Statements).

The Company's effective income tax rate for 1996 decreased to 38.0% compared to 39.0% in 1995. The decrease in the effective income tax rate was largely the result of reduced losses incurred by certain foreign subsidiaries for which there were no tax benefits available, and the utilization of net operating loss carryforwards by other foreign subsidiaries. The Company's effective income tax rate fluctuates due to changes in tax rates and regulations in the countries in which it operates and the level of pre-tax profit earned in those countries.

United States Operations

United States revenues increased $52.5 million (11.4%) to $511.8 million in 1996 compared to 1995, reflecting increases of $19.2 million (5.0%) in airfreight revenues, $12.1 million (25.3%) in ocean freight revenues and $21.2 million (76.1%) in customs brokerage and other revenues. The increase in airfreight revenues was due to an 11.0% increase in the weight of cargo shipped, as well as price increases initiated in response to airline rate increases. The increase in ocean freight revenues was attributable to the Company's ongoing efforts to market its ocean freight services to both existing and new customers. The increase in customs brokerage and other revenues was largely attributable to the inclusion of business from Radix, which was acquired in June of 1995 and J.V. Carr in May of 1996.

United States internal operating expenses increased $47.7 million (39.9%) over 1995. The increase was primarily the result of the inclusion of expenses from acquired companies, particularly J.V. Carr, increased volume of transactions handled, and the on-going integration and expansion of management information systems and facilities. The higher expenses resulted in a marginal increase in United States operating profit of $.5 million (2.8%) over 1995.

Foreign Operations

Foreign revenues increased $60.7 million (8.0%) in 1996 over 1995. The increase in foreign revenues was negatively impacted by approximately $12.9 million due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $22.9 million (5.9%) over 1995, due to increases of $16.5 million (5.2%) in airfreight revenues, $2.1 million (4.5%) in ocean freight revenues and $4.3 million (17.1%) in customs brokerage and other revenues. Revenues in the Asia and Others region increased $37.9 million (10.1%) in 1996 over 1995, reflecting increases of $18.2 million (6.7%) in airfreight revenues, $9.7 million (13.3%) in ocean freight revenues and $10.0 million (33.3%) in customs brokerage and other revenues. The increases in both airfreight and ocean freight revenues were attributable to greater shipping volumes from existing and new customers and the inclusion of business from acquired companies. Customs brokerage and other revenues increased primarily due to the increase in the number of import clearances.

Foreign operating profit increased $10.9 million (35.3%) over 1995 to $41.7 million. The European region's operating profit increased $5.8 million (51.8%) over 1995, while the Asia and Others region's operating profit increased $5.1 million (26.0%) over 1995. The increase in European operating profit was attributable to the higher revenues as airfreight shipments increased 4.3% and the weight of cargo shipped increased 4.0%, coupled with management initiatives to reduce internal operating expenses in selected European countries in the last quarter of 1995 and first half of 1996. The increase in Asia and Others operating profit was largely attributable to greater shipping volumes.

                             Results of Operations

1995 Compared to 1994

The following table sets forth the gross revenues and net revenues for each service category, as well as the Company's internal operating expenses and operating profit:

                                                             1995          1994
                                                               ($ in millions)
Gross Revenues:
  Airfreight .......................................      $  972.6       $810.6
  Ocean freight ....................................         166.2        112.3
  Customs brokerage
    and other ......................................          83.4         74.4
Total Gross Revenues ...............................      $1,222.2       $997.3

Net Revenues:
  Airfreight .......................................      $  245.7       $204.5
  Ocean freight ....................................          38.8         28.2
  Customs brokerage
    and other ......................................          82.1         57.3
Total Net Revenues .................................         366.6        290.0

Internal Operating Expenses:
  Terminal .........................................         196.6        151.7
  Selling, general and administrative ..............         122.6        101.4
Total Internal Operating Expenses ..................         319.2        253.1

Operating Profit ...................................      $   47.4       $ 36.9


Gross revenues increased $224.9 million (22.6%) in 1995 over those for 1994, reflecting increases of $162.0 million (20.0%) in airfreight revenues, $53.9 million (48.0%) in ocean freight revenues and $9.0 million (12.1%) in customs brokerage and other revenues. Additionally, approximately $34.3 million of the increase in gross revenues was attributable to the effect of a weaker U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Gross revenues from customs brokerage in 1994 included $16.0 million of handling and related revenues. In 1995, $21.4 million of what were formerly classified as handling and related revenues were reclassified as a reduction to related transportation expense. Net revenues increased $76.7 million (26.4%) to $366.7 million in 1995 and was attributable to increases of $41.3 million (20.2%) in airfreight net revenues, $10.6 million (37.6%) in ocean freight net revenues and $24.8 million (43.3%) in customs brokerage and other net revenues. The increases in both gross and net revenues from airfreight services were attributable to increased airfreight shipping volumes as the number of shipments increased 8.7% and the total weight of cargo shipped increased 16.8% over 1994, and to higher prices initiated by the Company in response to rate increases from the airlines. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers, the Company's continuing penetration into the ocean freight market since its acquisition of Votainer in 1993 and the inclusion of ocean freight business of acquired companies. The increases in gross and net revenues from customs brokerage and other services were largely due to the acquisition of Radix.

The Company's internal operating expenses increased $66.2 million (26.2%) in 1995 over 1994. The increase was attributable to the inclusion of operating expenses from acquired companies and the greater volume of shipments handled. Additionally, 1994 internal operating expenses included a one-time, pre-tax charge of $1.0 million for the Company's estimated proportionate withdrawal liability from a multi-employer pension plan covering certain of its employees (See Note 11 to the Consolidated Financial Statements). As a percentage of gross revenues, internal operating expenses increased to 26.1% from 25.4% in 1994, due largely to the inclusion of operating expenses related to Radix's customs brokerage operations. However, due to the higher level of customs brokerage revenues, for which gross and net revenues are the same, internal operating expenses, as a percentage of net revenues, decreased to 87.1% from 87.3% in 1994.

Consolidated operating profit increased $10.5 million (28.5%) over 1994, due primarily to significant improvement in operating profits in the Company's United States region and its Asia and Others region (See Note 5 to the Consolidated Financial Statements). The Company's European operations were negatively impacted by economic weakness in Europe, particularly during the second half of 1995 when the Company experienced only minimal growth in the weight of airfreight cargo shipped.

Interest expense, net increased $.1 million to $3.3 million in 1995. Other, net increased $.4 million to $3.5 million in 1995 (See Note 14 to the Consolidated Financial Statements).

The Company's effective income tax rate for 1995 was 39.0% compared to 38.5% in 1994. The increase in the effective income tax rate was largely due to losses in countries where no tax credit was available and an increase in the amount of nondeductible expenses. The Company's effective income tax rate fluctuates due to changes in tax rates and regulations in the countries in which it operates and the level of pre-tax profit earned in those countries.

United States Operations

United States revenues increased $92.0 million (25.0%) to $459.3 million in 1995 compared to 1994, reflecting increases of $70.7 million (22.6%) in airfreight revenues, $15.3 million (47.2%) in ocean freight revenues and $6.0 million (27.5%) in customs brokerage and other revenues. The increase in airfreight revenues was due to an 18.7% increase in the weight of cargo shipped, as well as price increases initiated in response to airline rate increases. The increase in ocean freight revenues was attributable to the Company's ongoing efforts to market its ocean freight services to both existing and new customers. The increase in customs brokerage revenues was largely attributable to the inclusion of business from Radix, which was acquired in June of 1995.

United States operating profit in 1995 increased $9.7 million (141.0%) over 1994, due to increased airfreight revenues, the inclusion of Radix customs brokerage and freight forwarding business, and the achievement of operating profitability in ocean freight services in 1995 compared to a loss of $2.0 million from these services in 1994.

Foreign Operations

Foreign revenues increased $132.8 million (21.1%) in 1995 over 1994. Approximately $34.3 million of the increase was attributable to the effect of a weaker U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $63.1 million (19.5%) over 1994, due to increases of $57.1 million (22.0%) in airfreight revenues, $5.6 million (14.0%) in ocean freight revenues and $.4 million in customs brokerage and other revenues. The rate of increase in European airfreight revenues declined throughout the year, as the percentage increase in the weight of airfreight cargo shipped declined from approximately 27.0% in the first quarter to 1.0% in the fourth quarter of 1995, due largely to a slowdown in economic activity in the region. Revenues in the Asia and Others region increased $69.7 million (22.8%) in 1995 over 1994, reflecting increases of $34.3 million (14.4%) in airfreight revenues, $33.0 million (82.5%) in ocean freight revenues and $2.4 million in customs brokerage and other revenues. The increases in both airfreight and ocean freight revenues were attributable to greater shipping volumes from existing and new customers and the inclusion of business from acquired companies. Customs brokerage revenues increased primarily due to the increase in the number of import clearances.

Foreign operating profit was $30.8 million compared to $30.0 million in 1994. The increase was attributable entirely to the Asia and Others region, where operating profit increased $3.0 million (17.8%) over 1994, offsetting a decline of $2.2 million in the Company's European region. The lower operating profit in Europe was primarily due to losses in the Company's German operations, which negatively impacted European operating profit by $2.5 million. In the second half of 1995, the Company initiated actions in Germany to lower costs through reductions in personnel and reductions in other operating expenses.

As a result of the weaker shipping volumes handled in Europe and the losses in Germany, the Company's European operating profit for the third and fourth quarters of 1995 were lower than for the comparable quarters of 1994. In addition to the losses in Germany, a decline in operating profit was realized in the United Kingdom, which contributed 39.6% and 49.2% of European revenue and operating profit, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.


Part III

Item 10. Directors and Executive Officers of the Registrant

The Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

The Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report on Form 10-K.

   (1) Financial Statements:                                              Page

        Report of Independent Public Accountants.                         F-1

        Consolidated Balance Sheets as of December 31, 1996 and 1995.     F-2

        Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995 and 1994.                                 F-3

        Consolidated Statements of Stockholders' Investment for the
        years ended December 31, 1996, 1995 and 1994.                     F-4

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994.                                 F-5

        Notes to Consolidated Financial Statements.                       F-6

   (2) Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts.                  F-23


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

      g. Air Express International Corporation Employees' 1996 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1996 (Incorporated herein by reference to the Company's Proxy Statement dated May 17, 1996, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20,
             1996).

    21.       Subsidiaries of the Registrant.  Exhibit 21.

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



Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date


/s/ John M. Fowler                Director                       March 28, 1997
   (John M. Fowler)


/s/ Hendrik J. Hartong, Jr.       Chairman of the Board
   (Hendrik J. Hartong, Jr.)      of Directors                   March 28, 1997


/s/ Donald J. Keller              Director                       March 28, 1997
   (Donald J. Keller)


/s/ Andrew L. Lewis IV            Director                       March 28, 1997
   (Andrew L. Lewis IV)


/s/ Richard T. Niner              Director                       March 28, 1997
   (Richard T. Niner)


/s/ John Radziwill                Director                       March 28, 1997
   (John Radziwill)


/s/ Guenter Rohrmann              President, Chief Executive
   (Guenter Rohrmann)             Officer and Director
                                 (Principal Executive Officer)   March 28, 1997

/s/ Noel E. Vargas                Director                       March 28, 1997
   (Noel E. Vargas)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Air Express International Corporation:


We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

New York, New York
March 27, 1997


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
(Dollars in thousands)

                                                           1996          1995
Assets

Current assets:
 Cash and cash equivalents ...........................   $  46,516    $  54,463
 Accounts receivable (less allowance for
  doubtful accounts of $4,721 and $4,695) ............     346,323      268,289
 Other current assets ................................       6,295        4,754
     Total current assets ............................     399,134      327,506
Investment in unconsolidated affiliates ..............      13,991       13,228
Property, plant and equipment (less accumulated
  depreciation and amortization of $53,455
  and $43,242) .......................................      61,112       54,149
Deposits and other assets ............................      15,226       12,999
Goodwill (less accumulated amortization
  of $10,673 and $8,269) .............................      91,866       78,961
     Total assets ....................................   $ 581,329    $ 486,843

Liabilities and stockholders' investment

Current liabilities:
 Current portion of long-term debt ...................   $   3,915    $   2,690
 Bank overdrafts payable .............................       2,058          620
 Transportation payables .............................     166,686      149,536
 Accounts payable ....................................      50,201       41,625
 Accrued liabilities .................................      61,347       45,556
 Income taxes payable ................................      14,691       10,581
     Total current liabilities .......................     298,898      250,608
 Long-term debt ......................................      16,616       82,762
 Other liabilities ...................................       6,729        5,907
     Total liabilities ...............................     322,243      339,277

Commitments and contingencies (Note 12) ..............        --           --

Stockholders' investment:
 Capital stock -
 Preferred (authorized 1,000,000 shares,
   none outstanding) .................................        --           --
 Common, $.01 par value (authorized 40,000,000
   shares, issued 22,786,341 and 18,577,880 shares) ..         228          186
 Capital surplus .....................................     137,174       60,164
 Cumulative translation adjustments ..................     (15,633)     (12,539)
 Retained earnings ...................................     137,989      100,372
                                                           259,758      148,183

 Less: 27,305 and 25,279 shares of treasury
     stock, at cost ..................................        (672)        (617)
     Total stockholders' investment ..................     259,086      147,566
     Total liabilities and stockholders' investment ..   $ 581,329    $ 486,843


See Notes to Consolidated Financial Statements.




             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(Dollars in thousands)


                                              1996          1995         1994

Revenues ................................. $ 1,335,447   $ 1,222,217  $ 997,379
Operating expenses:
  Transportation .........................     903,016       855,568    707,338
  Terminal ...............................     234,636       196,639    151,769
  Selling, general and administrative ....     139,040       122,603    101,398
                                             1,276,692     1,174,810    960,505
Operating profit .........................      58,755        47,407     36,874

Other income (expense):
  Interest expense, net ..................      (1,277)       (3,344)    (3,201)
  Other, net .............................       4,618         3,522      3,106
                                                 3,341           178        (95)
Income before provision for income taxes .      62,096        47,585     36,779

Provision for income taxes ...............      23,596        18,558     14,160
Net income ............................... $    38,500   $    29,027  $  22,619

Net income per common share:
  Primary ................................ $      1.81   $      1.58  $    1.28

  Fully diluted .......................... $      1.72   $      1.48  $    1.21


See Notes to Consolidated Financial Statements.


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                 Cumulative
                                                  Common Stock        Capital    Translation       Retained    Treasury
                                                Shares     Amount     Surplus    Adjustments       Earnings     Stock         Total
(Dollars in thousands)
Balance, December 31, 1993 .................  19,474,620   $ 195    $  41,193     $ (12,282)     $  88,657    $(39,644)   $  78,119

   Exercise of common stock options ........     145,906       1          805             -              -           -          806
   Purchase of treasury stock ..............           -       -            -             -              -        (358)        (358)
   Translation of foreign currency
     financial statements...................           -       -            -           840              -           -          840
   Dividends declared ($.153 per share).....           -       -            -             -         (2,676)          -       (2,676)
   Net income for the year..................           -       -            -             -         22,619           -       22,619


Balance, December 31, 1994  ................  19,620,526     196       41,998       (11,442)       108,600     (40,002)      99,350

   Exercise of common stock options ........     202,644       2        1,451             -              -           -        1,453
   Purchase of treasury stock...............           -       -            -             -              -        (990)        (990)
   Translation of foreign currency
     financial statements...................           -       -            -        (1,097)             -           -       (1,097)
   Dividends declared ($.19 per share)......           -       -            -             -         (3,481)          -       (3,481)
   Net income for the year..................           -       -            -             -         29,027           -       29,027
   Stock issued for Radix acquisition, net..     979,887      10       23,911             -              -        (617)      23,304
   Retirement of treasury stock.............  (2,225,177)    (22)      (7,196)            -        (33,774)     40,992             -


Balance, December 31, 1995..................  18,577,880     186       60,164       (12,539)       100,372        (617)     147,566

   Exercise of common stock options.........     142,711       1        1,843             -              -           -        1,844
   Purchase of treasury stock...............          -        -            -             -              -         (55)         (55)
   Translation of foreign currency
     financial statements ..................          -        -            -        (3,094)             -           -       (3,094)
   Dividends declared ($.23 per share)......          -        -            -             -         (5,016)          -       (5,016)
   Net income for the year..................          -        -            -             -         38,500           -       38,500
   Stock issued for Muller acquisition......      25,000       -          802             -              -           -          802
   Stock issued for Lusk acquisition -
    acquired under pooling of interests.....     749,994       8           71             -          4,133           -        4,212
   Conversion of convertible
    subordinated debentures.................   3,290,756      33       74,294             -              -           -       74,327


Balance, December 31, 1996..................  22,786,341  $  228    $ 137,174     $ (15,633)     $ 137,989    $   (672)   $ 259,086


See Notes to Consolidated Financial Statements.


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(Dollars in thousands)

                                                       1996      1995     1994
Cash flows from operating activities:
   Net Income ......................................$ 38,500 $ 29,027  $ 22,619
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...............  10,310    7,794     6,224
       Amortization of goodwill ....................   2,370    1,983     1,414
       Amortization of bond discount ...............     115      230       230
       Deferred income taxes .......................   1,352     (788)   (1,577)
       Equity in earnings of unconsolidated
         affiliates ................................  (1,276)  (1,449)   (1,039)
      (Gains) losses on sales of assets ............    (164)    (208)       41
     Changes in assets and liabilities, net of
        business acquisitions:
      (Increase) in accounts receivable, net ....... (50,627) (26,411)  (38,851)
      (Increase) decrease in other current assets ..     (91)  (1,137)      850
      (Increase) decrease in other assets ..........    (803)  (2,081)      177
       Increase in transportation payables .........   1,705   19,228    25,291
      (Decrease) in accounts payable ...............    (489)  (5,062)   (1,729)
       Increase (decrease) in accrued liabilities ..  11,700   (2,600)   10,957
       Increase (decrease) in income taxes payable .   4,044      216      (415)
       Increase in other liabilities ...............     192    1,117     1,567
         Total adjustments ......................... (21,662)  (9,168)    3,140

       Net cash provided by operating activities ...  16,838   19,859    25,759

Cash flows from investing activities:
   Business acquisitions, net of cash acquired ..... (15,393)  (1,292)  (14,992)
   Sales of short-term investments .................    --        --     10,109
   Other investing activities ......................  (1,653)  (1,934)   (1,110)
   Proceeds from sales of assets ...................     436      606       588
   Capital expenditures ............................ (13,826) (20,389)  (12,076)
   Investment in unconsolidated affiliates .........     (70)  (1,746)      --
   Sales (purchases) of marketable securities ......    --     19,981   (19,961)

       Net cash used in investing activities ....... (30,506)  (4,774)  (37,442)

Cash flows from financing activities:
    Net borrowings (repayments) in bank
    overdrafts payable .............................   1,523     (841)   (1,068)
   Additions to long-term debt .....................   9,737    1,327     4,575
   Payment of long-term debt .......................  (1,904)  (2,556)   (1,776)
   Issuance of common stock ........................   1,844    1,453       806
   Payment of cash dividends .......................  (4,581)  (3,250)   (2,555)
   Purchase of treasury stock ......................     (55)    (990)     (358)

       Net cash provided (used) by
         financing activities ......................   6,564   (4,857)     (376)

Effect of foreign currency exchange rates
  on cash ..........................................    (843)      67     1,164

Net (decrease) increase in cash and
  cash equivalents .................................  (7,947)  10,295   (10,895)

Cash and cash equivalents at beginning of year .....  54,463   44,168    55,063

Cash and cash equivalents at end of year ...........$ 46,516 $ 54,463  $ 44,168


See Notes to Consolidated Financial Statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)


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

With the exception of entities operating in highly inflationary economies, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as "Cumulative Translation Adjustments" in a separate component of stockholders' investment. Translation gains or losses of the Company's entities which operate in highly inflationary economies are included in the income statement as a component of Other, net.

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

Method of Revenue Recognition -

International revenues from the transportation of international freight are recognized at the time the freight has been exported from the country of origin via commercial carrier. The corresponding transportation costs charged by the commercial carriers are recognized concurrently with the freight revenues. Destination delivery costs are recognized as incurred and subsequently billed to consignees, except door-to-door cargo movements which are accrued concurrently with freight revenue recognition. Domestic revenues from the transportation of freight within the United States are recognized on the day freight departs the Company's terminal of origin. Transportation costs and destination delivery costs are recognized concurrently with freight revenues. For both international and domestic revenues, the above methods of revenue recognition approximate recognizing revenues and expenses when a shipment is completed.

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
       Leasehold improvements                         Life of lease or estimated
                                                       useful life, if shorter
Goodwill -

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over periods not exceeding 40 years. The Company periodically evaluates the existence of goodwill impairment. When deemed necessary, the Company analyzes the value of goodwill based upon the projected, undiscounted, net cash flows of the related business unit. Impairment would be recognized in operating results if permanent diminution in value were to occur.

Cash and Cash Equivalents -

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

Transportation Payables -

Transportation payables represent the Company's largest trade payables which are mainly due to airlines, steamship and trucking companies.

Reclassification -

Certain prior year amounts were reclassified to conform with the current year presentation.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(2)  Common Stock Split:

On November 17, 1994, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock, payable in the form of a stock dividend. The additional shares were distributed on December 21, 1994 to shareholders of record on December 5, 1994. Accordingly, all share and per share information throughout the consolidated financial statements were restated to reflect the split.

(3)  Earnings Per Share:

Primary earnings per share is computed by dividing net income by the weighted average of the common and common share equivalents outstanding during the year. For the years 1996, 1995 and 1994, fully diluted earnings per share were calculated assuming the conversion of the convertible subordinated debentures outstanding in those years, and the elimination of the related interest expense, net after tax, which approximated $1.5 million for 1996 and $2.9 million for 1995 and 1994. The $1.4 million decrease in net interest expense in 1996, as compared with 1995 and 1994, resulted from the Company's conversion of its 6.0% Convertible Subordinated Debentures (See Note 8).

The primary and fully diluted earnings per share and number of common and common share equivalents were as follows:

                                                      1996      1995      1994
Earnings per share:
     Primary .....................................    $ 1.81    $ 1.58    $ 1.28
     Fully diluted ...............................    $ 1.72    $ 1.48    $ 1.21

Common and common share
 equivalents (in thousands)

     Weighted average shares outstanding .........    20,918    18,043    17,403
     Common share equivalents ....................       392       289       227

     Primary equivalent shares ...................    21,310    18,332    17,630

     Shares issuable with respect to
       subordinated convertible securities
       and additional common share
       equivalents ...............................     1,889     3,295     3,406

     Fully diluted equivalent shares .............    23,199    21,627    21,036


                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(4)  Business Acquisitions:

During 1996, the Company acquired five companies in separate transactions. Four of the acquisitions were accounted for as purchases and one as a pooling of interest. In March, the Company acquired all the outstanding stock of the Profreight group of companies, a customs broker and air and ocean freight forwarder in South Africa. In May, the Company made two acquisitions. The first was John V. Carr & Son, Inc., a United States and Canadian customs broker, of which the Company acquired the business and certain assets. The second was AEI Finland Oy, a Finland based air and ocean freight forwarder, of which the Company acquired an additional 50% of the outstanding stock bringing its ownership to approximately 90%. In November, the Company acquired all the outstanding stock of Muller Air Freight B.V., a provider of air and ocean freight forwarding, warehousing and distribution and related logistic services in The Netherlands. The total paid for these four acquisitions approximated $19.2 million which included 25,000 shares of the Company's Common Stock valued at approximately $.8 million issued in connection with the Muller acquisition. The total cost in excess of the net assets acquired for these four acquisitions of approximately $15.3 million is being amortized over 40 years. The results of operations of these acquisitions were included in the Consolidated Statement of Operations from the dates of acquisitions. Additionally, in April, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana based ocean freight forwarder and customs broker for 749,994 shares of the Company's Common Stock. The acquisition was accounted for as a pooling of interest. The combined effect of these acquisitions did not have a material pro forma impact on either the Company's results of operations or financial position.

On June 8, 1995, the Company acquired Radix Ventures, Inc. ("Radix") for 954,608 shares of Common Stock valued at approximately $23.3 million and $.5 million in cash. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $26.4 million. Radix's results of operations were included in the consolidated statement of income from the acquisition date forward.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued



(5)  Regional Operations:

Revenues, operating profit and identifiable assets are set forth below by geographic area.

                                                  Year Ended December 31,
                                           1996           1995            1994
Revenues:
U.S.A ..........................      $  511,759      $  459,265      $  367,249

Europe .........................         410,027         387,164         324,025
Asia and Others ................         413,661         375,788         306,105
  Total foreign ................         823,688         762,952         630,130
Total revenues .................      $1,335,447      $1,222,217      $  997,379

Operating profit:

U.S.A ..........................      $   17,107      $   16,636      $    6,890

Europe .........................          16,943          11,159          13,338
Asia and Others ................          24,705          19,612          16,646
 Total foreign .................          41,648          30,771          29,984

Total operating profit .........      $   58,755      $   47,407      $   36,874


                                                        December 31,
                                             1996           1995           1994
Identifiable assets:
U.S.A ................................      $214,959      $181,464      $128,554

Europe ...............................       171,708       142,121       121,946
Asia and Others ......................       180,671       150,030       123,756
  Total foreign ......................       352,379       292,151       245,702

 Investment in unconsolidated
  affiliates .........................        13,991        13,228         9,370
Total identifiable assets ............      $581,329      $486,843      $383,626


At December 31, 1996, net assets of foreign subsidiaries including intercompany accounts deemed to be long-term investments amounted to approximately $138.2 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(6)  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, is as follows:

                                                              December 31,
                                                            1996          1995
Buildings and improvements .........................    $  29,258     $  29,376
Leasehold improvements .............................       10,319         8,313
Automotive equipment ...............................        5,149         4,831
Furniture and fixtures .............................       21,276        17,400
Terminal and data processing equipment .............       42,202        31,698
                                                          108,204        91,618
Less: accumulated depreciation and amortization ....      (53,455)      (43,242)
                                                           54,749        48,376
Land ...............................................        6,363         5,773

Property, plant and equipment, net .................    $  61,112     $  54,149

(7)  Revolving Credit Loan Agreement and Other Short-term
     Borrowing Facilities:

In June 1996, the Company entered into a $75.0 million unsecured Revolving Credit Loan Agreement (the "Agreement"). The Agreement with a syndicated group of U.S. banks has a three year maturity which expires in June 1999 with the option to extend annually on the anniversary date. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus .25% to .50% per annum. The Company is required to pay an annual facility fee at a variable rate of .12% to .25% on the maximum amount available under the Agreement. Among the various covenants contained in this Agreement, the Company is to maintain certain ratios and balances as to minimum stockholders' investment, debt to stockholders' investment and fixed charge coverage. The Company is in compliance with all conditions of the Agreement. At December 31, 1996, the Company was utilizing approximately $2.6 million under this facility primarily for letters of credit issued in connection with the Company's insurance programs.

A number of the Company's foreign subsidiaries have unsecured short-term overdraft facilities with foreign banks which approximated $15.6 million at December 31, 1996. The largest single facility, extended to the Company's German subsidiary, was approximately $3.7 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1996, outstanding borrowings from these facilities were approximately $2.1 million.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(8)  Long-Term Debt:

Long-term debt consists of the following:

                                                                December 31,
                                                            1996         1995
Term Loan Holland-principal paid
  quarterly through 2004, in local
  currency, bearing interest at 4.30% ..............     $  9,765      $   --
Mortgage Singapore - principal paid
  semi-annually through 2000, in local
  currency, bearing interest at 5.55% ..............        5,002         6,370
Convertible Subordinated Debentures
  due 2003, bearing interest at 6%, net of
  unamortized discount of $1,661 ...................         --          73,089
Mortgage Australia - principal paid quarterly
  through 2002, in local currency, bearing
  interest at 10.2 % payable monthly ...............        2,841         3,141
Mortgage Holland - principal paid quarterly
  through 2002, in local currency, bearing
  interest at 8.51% ................................        1,310         1,713
Other long-term debt ...............................        1,613         1,139
                                                           20,531        85,452
Less: current portion ..............................       (3,915)       (2,690)
                                                         $ 16,616      $ 82,762

The maturities of long-term debt are as follows:

                         Year Ending            Principal
                         December 31,             Amount
                            1997                $ 3,915
                            1998                  4,166
                            1999                  3,821
                            2000                  2,856
                            2001 and beyond       5,773
                                                $20,531

The combined carrying value of the assets collateralized under mortgages was approximately $18.4 million at December 31, 1996.

On July 8, 1996, the Company completed its announced redemption for all of its $74,750,000 outstanding 6.0% Convertible Subordinated Debentures ("Debentures"). The outstanding Debentures were convertible into the Company's Common Stock at $22.71 per share or 44.03 common shares for each $1,000 principal amount of Debentures. As a result, $74,735,000 of the Debentures were converted, resulting in the issuance of 3,290,756 shares of Common Stock with the remainder redeemed for cash. The impact of cash redemptions was immaterial to the Company's results of operations.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued
(8) Long-Term Debt - continued:

At  December  31,  1996,  the  fair  value  of  the  Company's   long-term  debt
approximated the carrying amount of $20.5 million.

Interest expense on long-term debt for the years ended December 31, 1996, 1995 and 1994 was $3.3 million, $5.5 million and $5.2 million, respectively.

(9)  Common Stock Option Plans:

The  Company  has  three  fixed  stock  option  plans.  The  1984  International
Employees' Stock Option Plan ("International Plan") and the 1991 and 1996 Employee Incentive Stock Plans ("Incentive Plans"). During 1996, the Company's Board of Directors adopted and shareholders approved the 1996 Incentive Plan. The plan makes available an additional 500,000 shares for grants of options. Under all three plans, the Company may grant options to its officers and employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. Additionally, under both Incentive Plans, the Company may grant stock appreciation rights (SAR's) to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. To date, no SAR's have been granted. For all plans, options become exercisable over a four-year vesting period and expire five years after the grant date. Under the combined plans, 2,525,000 shares of the Company's Common Stock were authorized.

The Company applies APB25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1996         1995
      Net Income:
          As reported ........................     $ 38,500     $ 29,027
          Pro forma ..........................     $ 37,409     $ 28,521

     Earnings Per share:
        Primary -
          As reported ........................     $   1.81     $  1.58
          Pro forma ..........................     $   1.76     $  1.56

     Fully diluted -
          As reported ........................     $   1.72     $  1.48
          Pro forma ..........................     $   1.68     $  1.45


                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(9)  Common Stock Option Plans - continued:

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 28.0% and 27.0%, risk-free interest rates of 6.3% and 5.8%, dividend yield of 1.2% for all years, and expected life of four years for all years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1996, 1995 and 1994, and the changes during the years ending on those dates is presented below:

                                     1996                      1995                        1994
                                        Weighted Average          Weighted Average           Weighted Average
 Options                       Shares   Exercise Price    Shares  Exercise Price    Shares   Exercise Price

Options Outstanding
  Beginning of Year ......... 1,381,678   $ 18.48        971,947   $ 12.71         961,860   $ 11.55

Options Granted .............    88,000     24.73        620,250     23.75         216,000     13.06

Options Exercised ...........  (142,711)    12.91       (202,644)     7.18        (145,906)     5.53

Options Canceled or
 Expired ....................       --        --          (7,875)    12.21         (60,007)    12.92


Options Outstanding
 End of Year ................  1,326,967  $ 19.49      1,381,678   $ 18.48         971,947   $ 12.71

Options Exercisable
 End of Year ................   526,598                  292,070                   292,126


Weighted Average Fair Value
 of Options Granted
 During the Year ............     $7.14                   $ 6.53


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                      OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
     RANGE OF        NUMBER     WEIGHTED AVERAGE                         NUMBER
     EXERCISE     OUTSTANDING   YEARS REMAINING    WEIGHTED AVERAGE    EXERCISABLE   WEIGHTED AVERAGE
      PRICES      AT 12/31/96    CONTRACT LIFE      EXERCISE PRICE     AT 12/31/96    EXERCISE PRICE
$ 12.21 - $12.92    387,223           1.6             $ 12.62            205,348      $ 12.59
$ 14.33 - $18.50    236,932           1.3             $ 17.73            164,745      $ 17.87
$ 23.25 - $27.36    702,812           3.6             $ 23.87            156,505      $ 23.73
                  ----------
                  1,326,967                                              526,598


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

The components of income before provision for income taxes and the current and deferred components of the provision for income taxes were as follows:

                                                  Years Ended December 31,
                                             1996          1995            1994
Income before provision for income
 taxes:
       U.S ...........................     $ 20,204      $ 17,538      $ 11,286
       Foreign .......................       41,892        30,047        25,493
                                           $ 62,096      $ 47,585      $ 36,779
  Current provision:
       U.S. Federal ..................        6,346         6,056         5,383
       Foreign .......................       14,494        11,803         9,215
       State .........................        1,356         1,484         1,073
                                             22,196        19,343        15,671

  Deferred provision:
       U.S. Federal ..................        1,368           334        (1,190)
       Foreign .......................         (165)       (1,139)         (158)
       State .........................          197            20          (163)
                                              1,400          (785)       (1,511)
Total provision for income taxes .....     $ 23,596      $ 18,558      $ 14,160

The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:

                                                      Years Ended December 31,
                                                    1996        1995       1994
Net operating losses ..........................   $   --     $  (960)   $  --
Net change in allowance for doubtful
  accounts and other reserves .................       768       (817)    (2,378)
Undistributed earnings of unconsolidated
  affiliates ..................................       544        453        343
Accelerated depreciation ......................       294        186          7
Net unrealized foreign exchange
 (losses) gains ...............................      (206)       353        517
                                                  $ 1,400    $  (785)   $(1,511)

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(10)  Income Taxes - continued:

The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 35.0% for 1996 and 1995, and 34.3% for 1994 is attributable to the following:

                                                     Years Ended December 31,
                                                  1996       1995        1994

Income before provision for income taxes ...   $ 62,096    $ 47,585    $ 36,779

Tax provision computed at statutory rate ...   $ 21,734    $ 16,655    $ 12,615

Increases (reductions) in tax provision
 due to:
   Benefit of operating loss carryforwards .       (523)       --          --
   Net operating losses for which no tax
     benefit has been recognized ...........        455         931         961
   Goodwill amortization ...................        802         625         375
   Other nondeductible expenses ............        879         777         645
   Foreign income taxed at different rates .     (1,304)     (1,083)       (776)
   State income tax, net of Federal tax
     benefit ...............................      1,553       1,249         910
   Other ...................................       --          (596)       (570)
Total provision for income taxes ...........   $ 23,596    $ 18,558    $ 14,160


For tax reporting  purposes,  the Company and its  subsidiaries  had  available,
dependent  upon  future  taxable  income,   the  following  net  operating  loss
carryforwards and foreign tax credits as of December 31, 1996:

                   Expiring In     Net Operating Losses  Foreign Tax Credit

                      1998             $   541              $  480
                      1999                 746                 --
                      2000                 282                 --
                      2001                  52                 --
                      2002                  73                 --
                      2003                  65                 --
                      No Expiration     12,338                 --
                                       $14,097              $  480


The net operating losses consist of $2,641 incurred by the Pandair companies prior to the December 23, 1987 acquisition and $1,612 incurred by the Votainer companies prior to the July 1, 1993 acquisition. Future utilization of Pandair and Votainer losses will be treated as a reduction of goodwill. The use of any loss carryforwards or foreign tax credits is dependent upon future taxable income in the applicable taxing jurisdiction.



                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(10)  Income Taxes - continued:

Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $131.3 million at December 31, 1996.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               December 31,
                                                           1996           1995
Deferred tax assets:
Reserve for doubtful accounts and
 other operating reserves ..........................     $  5,635      $  5,054
Net operating losses ...............................        5,447         5,687
Foreign tax credits ................................          480           480
Depreciation .......................................          334           318
   Total deferred tax assets .......................       11,896        11,539
Valuation allowance for deferred tax assets ........       (4,487)       (4,727)
   Net deferred tax asset (included in
    "Deposits and Other Assets") ...................     $  7,409      $  6,812

Deferred tax liabilities:
Realized foreign exchange gains ....................     $    544      $    750
Depreciation .......................................          667           298
Other ..............................................          114           185
Undistributed earnings of
 unconsolidated affiliates .........................        1,337           789
Amortization of deductible goodwill ................          507           528
   Total deferred tax liabilities
    (included in "Other Liabilities") ..............        3,169         2,550
Net deferred tax (asset) ...........................     $ (4,240)     $ (4,262)

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11)  Retirement Plans:

The Company maintains a 401(k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3.0% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3.0% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $2.8 million in 1996, $1.6 million in 1995, and $1.5 million in 1994.

Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union-sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.4 million in 1996, $1.2 million for 1995 and $1.3 million for 1994. These amounts were determined by the union contracts, and the Company does not administer or control the funds. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. The Company was advised by the trustees of one multi-employer pension plan ("Plan") to which the Company contributes, that the present value of the Plan's liabilities for vested benefits is significantly in excess of the Plan's assets. In the fourth quarter of 1994, the Company initiated a withdrawal from this Plan and incurred a pre-tax charge of $1.0 million for its estimated portion of the unfunded vested liability. In 1996, the Company made a payment of approximately $1.6 million to the pension plan trustees to settle in full the unfunded vested liability. As part of the settlement, the Company recorded an additional pre-tax charge in 1996 which did not have a material impact on the Company's results of operations.

One foreign subsidiary maintains a defined benefit pension plan ("the Plan") which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5.0% of their annual compensation to the Plan.

The net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 for the Plan are as follows:

                                                           December 31,
                                                    1996       1995        1994

Service cost ..................................   $   733    $   648    $   543
Interest cost .................................     1,328      1,176      1,014
Actual return on assets - (gains) losses ......    (2,950)    (2,040)     2,399
Net amortization and deferral of actuarial
 gains (losses) ...............................     1,752        309     (3,840)
Net periodic pension cost .....................   $   863    $    93    $   116

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(11) Retirement Plans - continued:

The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and contributions were made by the Company to the Plan in 1996, 1995 and 1994. The funded status of the Plan at December 31, 1996 and 1995 is summarized below:

                                                               December 31,
                                                            1996           1995

Actuarial present value of benefit obligation:
  Vested and non-vested benefits ...................       $ 8,416       $ 7,135

  Accumulated benefit obligation ...................       $ 8,416       $ 7,135
  Effect of anticipated salary increases ...........         9,361         7,429
  Projected benefit obligation .....................        17,777        14,564
Plan assets at fair market value ...................        22,337        17,943
Unrecognized net gain ..............................       $ 4,560       $ 3,379

The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic pension cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                              December 31,
                                                         1996      1995     1994
Discount rate .......................................      9 %      9 %      9 %
Rate of increase in future compensation .............      6 %      6 %      6 %
Long-term investment return .........................      9 %      9 %      9 %

Many of the Company's other foreign subsidiaries maintain either defined benefit or defined contribution plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary and the employee, if the plan is contributory. For the years ended December 31, 1996, 1995 and 1994, pension expense for these plans approximated $4.7 million, $4.0 million and $3.1 million, respectively.

The Company does not sponsor any material retirement benefits, other than pensions. Post- employment benefits other than pensions are insignificant.

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(12)  Commitments and Contingencies:

The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1996, the minimum annual rentals under these long-term leases were as follows:

                                          Year Ending
                                          December 31,             Amount

                                             1997                 $24,817
                                             1998                  20,598
                                             1999                  14,957
                                             2000                  10,317
                                             2001                  10,416
                                             2002 and thereafter   24,520

For the years ended December 31, 1996, 1995 and 1994, rental expense for assets leased under long-term operating lease agreements approximated $23.1 million, $17.2 million and $15.3 million, respectively.

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

(13)  Foreign Currency Translation:

The Company purchases foreign currency forward exchange contracts to hedge its foreign currency exposures associated with investments in certain foreign operations and certain intercompany transactions. The Company does not use these contracts for trading purposes. At December 31, 1996, the carrying value of these contracts represents approximately $.3 million of net unrealized losses, which approximates fair value, and are included in accrued liabilities in the accompanying balance sheet. The aggregate notional amount of these contracts, which will mature at various dates in 1997, was $29.6 million at December 31, 1996.

Gains or losses resulting from forward exchange contracts purchased to hedge investments in certain foreign subsidiaries are excluded from the statement of operations and are recorded, net of tax, directly to stockholders' investment. In 1996, the Company recognized a $1.1 million loss on these contracts compared with a $.5 million loss in 1995.

The Company recognizes, in foreign exchange gains, net, gains and losses on forward exchange contracts purchased to hedge certain intercompany transactions. In 1996, the Company recognized a $.6 million pre-tax loss on these contracts. Additionally, both gains and losses from other foreign currency transactions and translation gains and losses of subsidiaries operating in highly inflationary economies are recognized in Other, net (See Note 14).

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued

(14)  Other, net:

Other, net consists of the following:

                                                  Year Ended December 31,
                                              1996          1995         1994

Equity in earnings of unconsolidated
  affiliates ...........................      $ 2,578      $ 2,148      $ 1,371
Gains (losses) on sales of assets ......          164          208          (41)
Foreign exchange gains .................        1,876        1,144        1,876
Other ..................................         --             22         (100)
                                              -------       ------      -------
                                              $ 4,618      $ 3,522      $ 3,106

(15)  Supplemental Disclosures of Cash Flow Information:

Interest and income taxes paid were as follows:

                                                       Year Ended December 31,
                                                     1996       1995       1994

Interest .........................................   $ 3,020   $ 5,493   $ 5,314
Income Taxes .....................................   $17,064   $17,647   $15,170

Non cash investing and financing activities:

On July 8, 1996, as a result of Debenture conversions, the Company issued 3,290,756 shares of its Common Stock valued at approximately $74.4 million (See
Note 8).

In June 1995, as part of the Radix acquisition, the Company issued 954,608 shares of Common Stock valued at approximately $23.3 million (See Note 4).

                                                                        NOTES TO
                                                                    CONSOLIDATED
                                                                       FINANCIAL
                                                                      STATEMENTS
                                                                       Continued


(16)  Quarterly Revenues and Earnings (Unaudited):

                                                       Quarter
                                         1st        2nd        3rd         4th

Year Ended December 31, 1996

     Revenues ......................   $294,787   $320,660   $340,928   $379,072

     Operating profit ..............   $ 10,103   $ 15,678   $ 15,340   $ 17,634

     Net income ....................   $  6,147   $  9,709   $ 10,626   $ 12,018

     Income per common share:

       Primary .....................   $    .33   $    .49   $    .48   $    .52

       Fully diluted ...............   $    .31   $    .45   $    .46   $    .52

Year Ended December 31, 1995

     Revenues                          $279,962   $299,387   $ 314,269  $328,599

     Operating profit                  $  8,461   $ 12,369   $  12,014  $ 14,563

     Net income                        $  5,113   $  7,557   $   7,274  $  9,083

     Income per common share:

       Primary                         $    .29   $    .42   $     .39  $    .48

       Fully diluted                   $    .28   $    .39   $     .36  $    .44



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(In thousands)
                                                                     Net
                                   Balance at                     Write-offs   Balance at
                                   Beginning   Charges            Charged to      End
                                   of Period  to Income  Other(1)  Reserves    of Period

Year ended December 31, 1996:
  Allowance for doubtful accounts .. $4,695   $1,124     $ 320      $1,418       $4,721

Year ended December 31, 1995:
  Allowance for doubtful accounts .. $3,290   $2,254     $ 545      $1,394       $4,695

Year ended December 31, 1994:
  Allowance for doubtful accounts .. $2,846   $1,111     $ 239      $  906       $3,290


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

                                                                      EXHIBIT 21


                     AIR EXPRESS INTERNATIONAL CORPORATION
              SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 1996

                                                                      Percent
                                                 Jurisdiction        of Shares
                                                       of             Owned by
              Name                               Incorporation     Direct Parent

AEI Ocean Services Corp.                             Delaware           100%
Air Express International USA, Inc.                  Delaware           100%
Radix Ventures Inc.                                  Delaware           100%
Surface Freight Corporation                          Florida            100%
Votainer USA Inc.                                    Delaware           100%
Air Express International (Australia)                Australia          100%
Air Express International (Belgium) N.V.             Belgium            100%
Air Express International do Brazil Ltda. S.C.       Brazil             100%
Air Express International (Canada) Limited           Canada             100%
Air Express International (Fiji) Limited             Fiji               100%
Air Express International Finland Oy                 Finland             90%
Air Express International France S.A.                France             100%
Air Express International GmbH                       Germany            100%
Air Express International (H.K.) Limited             Hong Kong          100%
Air Express International (Ireland) Limited          Ireland            100%
Air Express International Luxembourg                 Luxembourg         100%
Air Express International Holding B.V.               The Netherlands    100%
Air Express International Limited                    New Zealand        100%
AEI (Norway) A.S.                                    Norway              75%
Air Express International (Panama) S.A.              Panama             100%
Air Express International (PNG) Pty. Limited         Papua New Guinea   100%
Air Express International Corporation Del Peru S.A.  Peru               100%
Air Express International Singapore (Pte.) Limited   Singapore          100%
Air Express International (S.A.) Pty. Limited        South Africa       100%
AEI Ltd.                                             Switzerland        100%
Air Express International Limited                    Switzerland        100%
AEIC Air Cargo, Inc.                                 Taiwan             100%
Air Express International (U.K.) Ltd.                United Kingdom     100%
Air Express International (PVT) Limited              Zimbabwe           100%

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



New York, New York
March 27, 1997