Form 10-K405/A
period 1996-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1997-04-30
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A

                             AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996

                                   OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number  1-8306

                  AIR EXPRESS INTERNATIONAL CORPORATION
                  --------------------------------------
         (Exact name of registrant as specified in its charter)

        DELAWARE                                    36-2074327
        --------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

              120 TOKENEKE ROAD, DARIEN, CONNECTICUT 06820
              --------------------------------------------
      (Address of Principal executive offices, including zip code)

                             (203) 655-7900
                             --------------
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
TITLE OF CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------                  -----------------------------------------
                             None

Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK, PAR VALUE $0.01 PER SHARE
                 ---------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was as of April 23, 1997 was $704,401,650.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 23, 1977 was 22,841,011.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                  None.

                           INTRODUCTORY  NOTE

          This Amendment No. 1 on Form 10-K/A of Air Express International Corporation (the "COMPANY") amends and restates in their entirety Items 10, 11, 12, 13 and 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 FORM 10-K") to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K and to revise the exhibits to the 1996 Form 10-K.

                            TABLE OF CONTENTS

PART III.                                                           PAGE

Item 10 - Directors and Executive Officers of the Registrant          3

Item 11 - Executive Compensation                                      6

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management                                             11

Item 13 - Certain Relationships and Related Transactions             13

PART IV.

Item 14 - Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                13

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

          (a)  DIRECTORS OF THE REGISTRANT

      The following table sets forth information concerning the directors of the Company as of April 23, 1997.

                                                                         Director
                                  Principal Occupation and Other         Continuously
Name                      Age     Directorships                          Since
----                      ---     ------------------------------         ------------
John M. Fowler
                           48     Executive Vice President and Chief       1985
                                  Financial Officer, MoneyGram
                                  Payment Systems, Inc. since
                                  October 1996.  Independent
                                  business consultant from July 1995
                                  through October 1996.  Executive
                                  Vice President of Travelers Group
                                  Inc. (formerly Primerica
                                  Corporation), New York, New York,
                                  1991 through June 1995.  Director
                                  of Transatlantic Holdings, Inc and
                                  MoneyGram Payment Systems, Inc.

Hendrik J. Hartong, Jr.    58      Chairman of the Board of the            1985
                                   Company since 1985 (Chief
                                   Executive Officer from 1985 to
                                   1989); General partner since 1985
                                   of Brynwood Management, since 1988
                                   of Brynwood Management II and
                                   since 1996 of Brynwood Management
                                   III, entities that serve,
                                   respectively, as the managing
                                   general partner of Brynwood
                                   Partners Limited Partnership,
                                   Brynwood Partners II L.P. and
                                   Brynwood Partners III, L.P,
                                   private investment partnerships.
                                   Director of Hurco Companies, Inc.

Donald  J. Keller          65      Chairman of the Board of Prestone       1990
                                   Products Corporation since January
                                   1995, Chairman of the Board of B.
                                   Manischewitz Company since March
                                   1993 (President, Co-Chief
                                   Executive Officer and a director
                                   from May 1992 to March 1993);
                                   consultant and private investor
                                   from 1989 to May 1992.  Director
                                  of Sysco Corporation.



                                                                         Director
                                  Principal Occupation and Other         Continuously
Name                      Age     Directorships                          Since
----                      ---     ------------------------------         ------------
Andrew L. Lewis IV         40     President, KRR Partners L.P., a          1986
                                  private investment partnership,
                                  since July 1993; independent
                                  business consultant from July 1990
                                  to March 1993; Chief Executive
                                  Officer of Environmental
                                  Management Services, an
                                  environmental consulting firm,
                                  from 1988 to 1990.  Director of
                                  Hurco Companies, Inc. and
                                  Independence Blue Cross and Blue
                                  Shield of Philadelphia.

Richard T. Niner           57     General Partner since 1985 of            1985
                                  Brynwood Management and since 1988
                                  of Brynwood Management II,
                                  entities that serve, respectively,
                                  as managing general partner of
                                  Brynwood Partners Limited
                                  Partnership and Brynwood Partners
                                  II L.P., private investment
                                  partnerships.  Director of Arrow
                                  International, Inc., Case Pomeroy
                                  & Company, Inc. and Hurco
                                  Companies, Inc.

John Radziwill             49     President of Radix Organization          1995
                                  Inc. since 1976; President of
                                  Radix Ventures Inc. from 1979
                                  until its acquisition by the
                                  Company in June 1995.

Guenter Rohrmann           58     President and Chief Executive            1985
                                  Officer of the Company since 1989
                                  (President and Chief Operating
                                  Officer from 1985 to 1989).

Noel E. Vargas             69     President of Luskcom Group Inc.          1996
                                  since 1975 (President and Chief
                                  Executive Officer until its
                                  acquisition by the Company in
                                  April 1996).

COMMITTEES OF THE BOARD OF DIRECTORS

          The Board of Directors has an Executive Committee, an Audit Committee, a Compensation and Stock Option Committee and a Nominating Committee.

          The Executive Committee (consisting of Messrs. Hartong, Niner and Rohrmann) has all of the powers of the Board of Directors between meetings of the Board, subject to Delaware law.

          The Audit Committee (consisting of Messrs. Lewis, Keller, Niner and Vargas) has the responsibility of meeting with the Company's independent public accountants and internal auditors to review the plan, scope and results of the audit of the Company's annual financial statements and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. The Committee also recommends the appointment of the independent accountants for the ensuing year.

          The Compensation and Stock Option Committee (consisting of Messrs. Fowler, Keller, Lewis and Radziwill) reviews and approves the compensation of officers, including the Chief Executive Officer, and administers the Company's stock option plans.

          The Nominating Committee (consisting of Messrs. Fowler, Hartong, Niner and Rohrmann) screens and selects candidates to stand for election as directors of the Company. The Nominating Committee will consider responsible recommendations by shareholders of candidates to be nominated as directors of the Company but does not intend to solicit such recommendations. All such recommendations must be in writing to the Nominating Committee addressed to the Secretary of the Company. By accepting a shareholder recommendation for consideration, the Nominating Committee does not undertake to adopt or take any other action concerning such recommendation or to give the shareholder its reasons for any action or inaction.

          During the year ended December 31, 1996, there were six meetings of the Board of Directors, two meetings of the Executive Committee, two meetings of the Audit Committee, one meeting of the Compensation and Stock Option Committee, and one meeting of the Nominating Committee. Each director attended more than 75% of the aggregate of the meetings of the Board of Directors and of the committees thereof on which he served.

DIRECTOR COMPENSATION

          During 1996, each director who is not an officer of the Company received an annual fee of $16,000 for serving as a director ($8,000 in the case of Mr. Vargas, who was elected a director at the Annual Meeting of Shareholders in 1996) and $1,000 for each day of attendance at meetings of the Board of Directors or a committee thereof.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who beneficially owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock and to furnish copies of such reports to the Company. Based solely upon a review of the copies of the forms furnished to the Company and inquiry of the Company's directors and executive officers, the Company believes that all of its directors and executive officers, and all persons owning beneficially more than ten percent of the Company's Common

Stock, complied in a timely manner with all filing requirements applicable to them with respect to transactions during the year ended December 31, 1996.

      (b)  EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information with respect to executive officers of the Company under the caption "Executive Officers of the Company" at the end of Part I of the 1996 Form 10-K

      Each executive officer of the Company holds office for a term expiring at the first meeting of the Board of Directors of the Company following the Annual Meeting of Shareholders of the Company after his or her election and until his or her successor is duly elected and has qualified or until his or her earlier death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION

      Annual compensation paid to executive officers of the Company consists solely of salary and bonus. Executive officers also receive an allowance of $6,000 per year to defray automobile expenses but do not receive any other perquisites. Long-term compensation has consisted solely of the grant of stock options although the Compensation and Stock Option Committee also has the power to grant stock appreciation rights under the Company's 1996 Incentive Stock Plan.

                          SUMMARY COMPENSATION TABLE

          The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) as of December 31, 1996, for their services in all capacities for each of the years in the three-year period ended December 31, 1996:


                                                                         Long-Term
                                                                       Compensation
                                                                       -------------
                                                                         Securities
                                  Annual Compensation(1)                Underlying          All Other
Name and Principal         --------------------------------------         Options           Compensation
  Position                 Year        Salary($)       Bonus($)         (# of Shares)         ($)(2)
------------------         ----        ---------       --------         -------------       ------------
Guenter Rohrmann           1996        480,000         800,000                   0          40,497
President and Chief        1995        450,000         650,000              75,000           9,000
Executive Officer          1994        420,000         500,000              27,000           9,000

Hendrik J. Hartong, Jr.    1996        260,000         325,000                   0          11,099
Chairman of the Board      1995        260,000         325,000              50,000           9,000
                           1994        260,000         260,000              18,000           9,000

Robert J. O'Connell        1996        190,000         150,000                   0          14,740
Senior Vice President      1995        180,000         110,000              15,000           9,000
                           1994        180,000          85,000              13,500           9,000

Dennis M. Dolan            1996        175,000         150,000                   0          13,088
Vice President and Chief   1995        160,000         100,000              15,000           9,000
Financial Officer          1994        140,000          75,000               9,000           9,000

Giorgio Laccona            1996        155,000         150,000                   0          12,488
Vice President, General    1995        140,000          75,000              15,000           9,000
Manager North America      1994        120,000          48,000               7,500           9,000

-----------------
(1) Salary levels for each year are fixed at the beginning of the year. Bonuses for each year are determined following the end of the year.

(2) Consists of contributions by the Company in the amount of $9,000 for each year for each named executive to its 401(k) Retirement Plan, which covers substantially all U.S.-based employees who are not covered by a collective bargaining agreement. The Company contributes (i) a sum equal to 3% of the salary of each eligible employee and (ii) a further sum, not exceeding 3% of the employee's salary, equal to the amount, if any, contributed by the employee, subject to certain limitations imposed by the Internal Revenue Code. In addition, the Company makes contributions under its Deferred Compensation Plan equal to 3% of the amounts deferred thereunder by the named executive officers. Contributions under the Deferred Compensation Plan for 1996 for Mr. Rohrmann, Mr. Hartong, Mr. O'Connell, Mr. Dolan and Mr. Laccona were $29,400, $0, $4,500, $3,750 and $3,150, respectively. A participant's interest in the Company's contributions to the 401(k) Retirement Plan and the Deferred Compensation Plan vests at the rate of 20% for each of the first five years of service and is fully vested thereafter. The balance in 1996 represents the dollar value of premiums paid by the Company with respect to term life insurance life insurance for the benefit of each of the named executive officers.

                          STOCK OPTION GRANTS IN 1996

      No options were granted during 1996 to any of the executive officers named in the Summary Compensation Table.

                    AGGREGATED OPTION EXERCISES IN 1996 AND
                       OPTION VALUE AT DECEMBER 31, 1996

          The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to the exercise of stock options during 1996 and holdings of unexercised options at the end of the year:

                                                           NUMBER OF SHARES                  VALUE OF UNEXERCISED
                         SHARES                          UNDERLYING UNEXERCISED                   IN-THE-MONEY
                         ACQUIRED ON    VALUE                  OPTIONS AT                          OPTIONS AT
NAME                     EXERCISE (#)   REALIZED ($)        FISCAL YEAR END (#)             FISCAL YEAR END ($)(1)
----                     ------------   ------------   ---------------------------      -----------------------------
                                                       EXERCISABLE   UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
                                                       -----------   -------------      -----------     -------------
Guenter Rohrmann             0             0             66,000          81,000           886,147          895,523
Hendrik J. Hartong, Jr.      0             0             44,000          54,000           590,765          597,015
Robert J. O'Connell          0             0             27,375          23,625           395,262          304,323
Dennis M. Dolan              0             0             19,500          19,500           274,132          234,758
Giorgio Laccona              0             0             15,938          17,812           273,947          224,953

__________________
(1) Based on the excess of (i) the aggregate market value (closing price on the NASDAQ National Market) of the underlying shares on December 31, 1996, over
   (ii) the aggregate exercise price of the options.

EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

          The Company is party to an employment agreement with each of Messrs. Rohrmann and Hartong that provides for an annual base salary and such annual bonus and incentive compensation as the Board of Directors may determine. The base salary is subject to review annually and currently is $525,000 in the case of Mr. Rohrmann and $260,000 in the case of Mr. Hartong. By its terms, each agreement will expire December 31, 1999. Each agreement provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary for the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is defined in each agreement as (i) the acquisition by any person (which term includes any entity or group) of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.

PERFORMANCE GRAPH

          The following Performance Graph compares the cumulative total shareholder return on the Company's Common Stock over the five years ended December 31, 1996, with the cumulative total return for the same period of
(i) the Standard & Poor's 500 Stock Index and (ii) a peer group comprised of four publicly-held companies: Airborne Freight Corporation, Expediters International of Washington, Inc., The Harper Group, Inc., and Fritz Companies, Inc. In prior years, the Company included Intertrans Corporation, which was acquired by Fritz Companies, Inc. in 1995, in the peer group. The Company has substituted Fritz Companies, Inc. for Intertrans Corporation, since stock prices for Intertrans Corporation are no longer available. Dividend reinvestment has been assumed and, with respect to companies in the peer group, the returns of each company have been weighted to reflect its stock market capitalization relative to that of the other companies in the group.

                      FIVE YEAR CUMULATIVE TOTAL RETURNS
                  VALUE OF $100 INVESTED ON DECEMBER 31, 1991
                              [PERFORMANCE GRAPH]
                                            Measurement Period
                            1991     1992     1993     1994     1995     1996
Air Express International
  Corporation               100.00   202.09   149.23   227.82   263.59   373.40
Standard & Poor's 500
  Stock Index               100.00   107.62   118.46   120.03   165.13   203.05
Peer Group                  100.00    80.12   107.30   106.15   152.67   110.64

REPORT OF COMPENSATION AND STOCK OPTION COMMITTEE

          The Compensation and Stock Option Committee reviews and approves the annual compensation of the Company's executive officers, as well as the Company's policies and practices with respect to compensation of other management personnel.

          Compensation of executive officers consists primarily of base salary and discretionary bonus awards tied to performance and, where appropriate, the grant of stock options. Although the percentage of total compensation borne by each of these components is not fixed, it is the view of the Committee that, in the case of the most senior officers, the discretionary bonus should represent a substantial percentage of total compensation and, indeed, a greater percentage than is the case with officers having more narrowly-defined responsibilities.

          In reviewing the compensation of the Company's executive officers (including the grant of stock options), the Committee considers (i) the levels of executive compensation paid by the Company's principal competitors in the air freight and air freight forwarding industry (including those publicly-held companies in the peer group shown in the Performance Graph above), to the extent reliable information with respect thereto is available, (ii) the Company's reported earnings, earnings per share and profit margin (operating income as a percentage of revenues), both in absolute terms as well as in relation to budget forecasts, results for prior years and competitors' results (where publicly available), (iii) the Company's return on equity and stock price performance relative to those of its publicly-held competitors and the market as a whole and (iv) the extent to which the Company has achieved or exceeded its goal for the year. No specific weight is accorded to any single factor and different factors may be accorded greater or lesser weight in particular years or for particular officers. Salary levels for each year are reviewed and fixed at the beginning of the year based primarily on the Company's performance during the preceding year and the general trends in executive salaries within the Company's industry. Cash bonuses are determined and paid shortly following the end of the year based primarily on the Company's performance, and that of its Common Stock, during the year, the extent to which the Company's goals for the year were met or exceeded and the success of management in addressing particular challenges that were presented during the year.

          In determining the cash bonuses to be paid for 1996 to the Company's senior executive officers, including the Chief Executive Officer, the Committee noted that the Company reported record revenues and earnings for the third year in a row and that this strong performance was reflected in continued appreciation in the market price of its Common Stock. In additon, the Committee observed that management continued to integrate successfully various operations that were acquired into the Company's logistics service and information network.

          Section 162(m) of the Internal Revenue Code generally limits (to $1,000,000 per covered executive) the deductibility of the annual compensation paid to a company's chief executive officer and each of its other four most highly compensated executive officers. That section and proposed regulations thereunder contain certain exclusions from the deductibility limitation, including compensation that is determined on the basis of performance goals as well as compensation attributable to the exercise of stock options and rights, under the plans that meet certain criteria and are approved by shareholders. The Company's 1996 Incentive Stock Plan has been designed to satisfy these criteria. Compensation attributable to the exercise of outstanding options previously granted under the Company's 1991 Incentive Stock Plan is also excludable from the deductibility limitation pursuant to certain transition rules under the Internal

Revenue Code. The Committee is continuing to review the Company's compensation practices for covered executives with a view to preserving the deductibility of their compensation to the maximum extent possible, taking all relevant factors into account, and will consider carefully the possible modification of any compensation arrangements that might be expected to result in any material loss of deductions.

                                  THE COMPENSATION AND
                                  STOCK OPTION COMMITTEE
                                  John M. Fowler, CHAIRMAN
                                  Donald J. Keller
                                  Andrew L. Lewis IV
                                  John Radziwill

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          No member of the Compensation and Stock Option Committee is an officer or employee of the Company or any of its subsidiaries or participates in any of the Company's management compensation plans or programs. No executive officer of the Company is a director or member of the compensation committee of any other entity of which any member of the Company's Compensation and Stock Option Committee is an officer or employee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of April 23, 1997 (except as otherwise noted), information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table under "Executive Compensation" in this Proxy Statement, (iii) each current director and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:



                                                                 Percentage of
                                       Shares Owned              Outstanding
Beneficial Owner                       Beneficially (#)          Shares (%)(1)
----------------                       ----------------          -------------
Wellington Management Company (2)......   2,239,960                   9.8
75 State Street
Boston, Massachusetts 02109

FMR Corp. (3)..........................   1,481,725                   6.5
82 Devonshire Street
Boston, Massachusetts 02109

Hendrik J. Hartong, Jr. (4)............     357,845                   1.6

                                                                 Percentage of
                                       Shares Owned              Outstanding
Beneficial Owner                       Beneficially (#)          Shares (%)(1)
----------------                       ----------------          -------------

Guenter Rohrmann (5)...................     307,140                   1.3
Robert J. O'Connell (6)................      54,879                 (11)
Dennis M. Dolan (7)....................      70,340                 (11)
Giorgio Laccona (8)....................      29,185                 (11)
John M. Fowler.........................      30,000                 (11)
Donald J. Keller.......................       3,375                 (11)
Andrew L. Lewis IV.....................       9,905                 (11)
Richard T. Niner (9)...................     403,058                   1.8
John Radziwill.........................     272,335                   1.2
Noel E. Vargas (10)....................     334,589                   1.5
All directors and executive officers
as a group (consisting of 14 persons)..   1,969,851                   8.6

-----------------

     (1) Shares issuable upon the exercise of stock options owned by that person which can be exercised within 60 days of April 23, 1997, are deemed outstanding for the purpose of computing the number and percentage of outstanding shares owned by that person (and any group that includes that person) but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.

     (2) Based on information set forth in a statement on Schedule 13G filed by Wellington Management Company ("WELLINGTON"), at January 24, 1997, Wellington shared voting and dispositive power with respect to an aggregate of 2,239,960 shares owned by clients for whom it acts as an investment advisor.

     (3) Based on information set forth in a statement on Schedule 13G filed jointly by FMR Corp. ("FMR"), Edward C. Johnson 3d ("MR. JOHNSON"), Abigail P. Johnson ("MS. JOHNSON") and Fidelity Management & Research Company ("FIDELITY"), at February 14, 1997, FMR owned an aggregate of 1,481,725 shares. These shares include 1,357,200 shares beneficially owned by Fidelity in its capacity as investment advisor to various registered investment companies. Mr. Johnson, the Chairman of FMR, and FMR, through its control of Fidelity, each has sole power to dispose of the 1,357,200 shares owned by the investment companies. Neither Mr. Johnson nor FMR has the sole power to vote or direct the voting of such shares, since such shares are voted by Fidelity in accordance with written guidelines established by the boards of trustees of the investment companies. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR ("FIDELITY MANAGEMENT"), is the beneficial owner of 124,525 shares as a result of its acting as investment manager of certain institutional accounts. Mr. Johnson and FMR, through control of Fidelity Management, each has sole voting and dispositive power over such 124,525 shares.

     (4)  Includes 68,500 shares issuable upon the exercise of stock options.

     (5)  Includes 102,750 shares issuable upon the exercise of stock options.

     (6)  Includes 40,125 shares issuable upon the exercise of stock options.

     (7)  Includes 29,250 shares issuable upon the exercise of stock options.

     (8)  Includes 24,375 shares issuable upon the exercise of stock options.

     (9) Includes 3,374 shares held in custodial accounts for the benefit of Mr. Niner's children.

     (10) Includes 111,880 shares held as trustee of the Vargas Family Trust for the benefit of Mr. Vargas and certain members of his family as to which Mr. Vargas has sole voting and dispositive power.

     (11) Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company is not a party to any relationship or transaction required to be disclosed pursuant to Item 404 of Regulation S-K in this Amendment No. 1 to the 1996 Form 10-K.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report and appear on the pages indicated.

(1)  FINANCIAL STATEMENTS:

                                                            Page in the
                                                          1996 Form 10-K

Report of Independent Public Accountants                       F-1

Consolidated Balance Sheets as of December 31, 1996
and 1995.                                                      F-2

Consolidated Statements of Operations for the years
ended December 31, 1996, 1995 and 1994                         F-3

Consolidated Statements of Stockholders' Investment
for the years ended December 31, 1996, 1995 and 1994           F-4

Consolidated Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994                         F-5

Notes to the Consolidated Financial Statements                 F-6

(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                F-23

          All other financial statement schedules are omitted because they are not applicable, not required, or because the required information is included in the Company's Consolidated Financial Statements or Notes thereto.

(3)  EXHIBITS

EXHIBIT NO.       DESCRIPTION

3 a Certificate of Incorporation, as amended through June 29, 1992

3 b The Bylaws, as amended through March 22, 1992 (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 a Employment Agreement, effective January 1, 1986, between the Company and Hendrik J. Hartong, Jr. (incorporated herein by reference to Exhibit 10(iii) to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 b Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann (incorporated herein by reference to Exhibit 10(iv) to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 c Air Express International Corporation 1984 Employees' Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement, dated July 18, 1994, furnished to stockholders in connection with the Annual Meeting of Stockholders held on August 9, 1984 (Commission File Number 1-8306))

10 d Air Express International Corporation Employees' 1991 Incentive Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991 (Commission File Number 1-8306))

10 e Air Express International Corporation 1996 Incentive Stock Plan (incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1996, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1996 (Commission File Number 1-8306))

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the 1996 Form 10-K (Commission File Number 1-8306))

23                Consent of Independent Public Accountants

27                Financial Data Schedule (incorporated by reference to
                  Exhibit 27 to the 1996 Form 10-K (Commission File Number 1-8306))

                              SIGNATURES(1)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Air Express International Corporation


                                       /s/ DANIEL J. McCAULEY
                                   By:----------------------------------
                                      Daniel J. McCauley
                                      Vice President, Secretary and
                                      General Counsel
Dated:  April 30, 1997


--------------------
(1) This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. SEE, Part V.F.2. of Release 34-31905 (February 23, 1993).

                              Exhibit Index


EXHIBIT NO.       DESCRIPTION

3 a Certificate of Incorporation, as amended through June 29, 1992

3 b The Bylaws, as amended through March 22, 1992 (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 a Employment Agreement, effective January 1, 1986, between the Company and Hendrik J. Hartong, Jr. (incorporated herein by reference to Exhibit 10(iii) to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 b Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann (incorporated herein by reference to Exhibit 10(iv) to the Company's Current Report on Form 8-K filed March 22, 1992 (Commission File Number 1-8306))

10 c Air Express International Corporation 1984 Employees' Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement, dated July 18, 1994, furnished to stockholders in connection with the Annual Meeting of Stockholders held on August 9, 1984 (Commission File Number 1-8306))

10 d Air Express International Corporation Employees' 1991 Incentive Stock Option Plan (incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991 (Commission File Number 1-8306))

10 e Air Express International Corporation 1996 Incentive Stock Plan (incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1996, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1996 (Commission File Number 1-8306))

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the 1996 Form 10-K (Commission File Number 1-8306))

23                Consent of Independent Public Accountants

27                Financial Data Schedule (incorporated by reference to
                  Exhibit 27 to the 1996 Form 10-K (Commission File Number 1-8306))