Form 10-Q
period 1997-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1997-05-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

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

The number of shares of common stock outstanding as of May 9, 1997 was 22,864,214 (Net of 33,652 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                     March 1997 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                          Page

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as at
                    March 31, 1997 and December 31, 1996.................   2

                    Condensed Consolidated Statements of Operations -
                    three months ended March 31, 1997 and 1996...........   3

                    Consolidated Statements of Cash Flows -
                    three months ended March 31, 1997 and 1996...........   4

                    Notes to Condensed Consolidated Financial
                    Statements...........................................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   7

                          Part II - Other Information



Item 1.  Legal Proceedings...............................................  10

Item 6.  Exhibits and Reports on Form 8-K................................  10

                                                                         Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                  March 31, 1997   Dec 31, 1996
                                                    (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents ......................   $  62,345        $  46,516
   Accounts receivable, (less allowance for
    doubtful accounts of $4,831 and $4,721) .......     332,610          346,323
   Other current assets ...........................       6,631            6,295
         Total current assets .....................     401,586          399,134
Investment in unconsolidated affiliates ...........      15,660           13,991
Property, plant and equipment (less accumulated
   depreciation and amortization of $54,626
   and $53,455) ...................................      59,859           61,112
Deposits and other assets .........................      16,896           15,226
Goodwill (less accumulated amortization
    of $10,967 and $10,673) .......................      88,846           91,866
         Total assets .............................   $ 582,847        $ 581,329

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt ..............   $   3,853        $   3,915
   Bank overdrafts payable ........................         162            2,058
   Transportation payables ........................     170,387          166,686
   Accounts payable ...............................      50,274           50,201
   Accrued liabilities ............................      57,522           61,347
   Income taxes payable ...........................      13,217           14,691
         Total current liabilities ................     295,415          298,898
   Long-term debt .................................      14,969           16,616
   Other liabilities ..............................       6,712            6,729
         Total liabilities ........................     317,096          322,243

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding)
   Common, $.01 par value (authorized 40,000,000
    shares, issued 22,844,527 and 22,786,341 shares) .      228              228
   Capital surplus ...................................  138,011          137,174
   Cumulative translation adjustments ................  (16,976)        (15,633)
   Retained earnings .................................  145,160          137,989
                                                        266,423          259,758

Less: 27,305 shares of treasury stock, at cost .......    (672)            (672)
   Total stockholders' investment ....................  265,751          259,086
   Total liabilities and stockholders' investment ....$ 582,847        $ 581,329


                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)

                                                       Three Months Ended
                                                          March 31,
                                                         1997          1996


Revenues ....................................        $ 351,155        $ 294,787
Operating expenses:
  Transportation ............................          238,724          201,645
  Terminal ..................................           64,126           52,662
  Selling, general and administrative .......           36,018           30,377
Operating profit ............................           12,287           10,103

Other income (expense):
  Interest, net .............................              208             (987)
  Other, net ................................            1,278              961
                                                         1,486              (26)

Income before provision for income taxes .....          13,773           10,077

Provision for income taxes ...................           5,234            3,930
Net income ...................................       $   8,539        $   6,147

Income per common share:
    Primary ..................................       $     .37        $     .33
    Fully diluted ............................       $     .37        $     .31

Weighted average number of common shares (000's):
    Primary ..................................          23,255           18,863
    Fully diluted ............................          23,260           22,239


                  The accompanying notes are an integral part
                         of these financial statements.




             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED March 31, 1997 AND 1996


(Dollars in thousands)

                                                         1997              1996
Cash flows from operating activities:
    Net income .....................................   $  8,539        $  6,147
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization ...............      3,041           2,229
       Amortization of goodwill ....................        652             547
       Amortization of bond discount ...............         --              57
       Deferred income taxes .......................     (1,005)            647
       Equity in earnings of unconsolidated
          affiliates ...............................       (712)           (565)
       Gains on sales of assets ....................        (27)            (23)

    Changes in assets and liabilities, net of
      business acquisitions:
       Decrease in accounts receivable, net ........      8,580          11,265
      (Increase) in other current assets ...........       (576)           (729)
      (Increase) in other assets ...................       (750)           (288)
       Increase (decrease) in transportation
          payables .................................      6,237         (16,408)
       Increase (decrease) in accounts payable .....      2,083          (4,863)
      (Decrease) increase in accrued liabilities ...     (2,555)            598
      (Decrease) increase in income taxes payable ..       (223)            613
       Increase in other liabilities ...............         47               6
           Total adjustments .......................     14,792          (6,914)

        Net cash provided (used) by operating
          activities ...............................     23,331            (767)

Cash flows from investing activities:
    Business acquisitions, net of cash acquired ....         --          (1,259)
    Other investing activities .....................         41             170
    Proceeds from sales of assets ..................        295              89
    Capital expenditures ...........................     (3,110)         (2,009)
    Investment in unconsolidated affiliates ........     (1,179)            --

        Net cash used in investing activities ......     (3,953)         (3,009)

Cash flows from financing activities:
    Net (repayments) borrowings in bank
       overdrafts payable ..........................     (1,760)             81
    Payment of long-term debt ......................       (662)           (214)
    Issuance of common stock .......................        837             432
    Payment of cash dividends ......................     (1,364)           (929)
    Purchase of treasury stock .....................         --             (14)

        Net cash (used) by financing activities ....     (2,949)           (644)

Effect of foreign currency exchange rates on cash ..       (600)           (174)

Net increase (decrease) in cash and cash
    equivalents ....................................     15,829          (4,594)

Cash and cash equivalents at beginning of period ...     46,516          54,463

Cash and cash equivalents at end of period .........   $ 62,345        $ 49,869


                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1997, the consolidated statements of operations for the three-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the March 31, 1996 financial statements were reclassified to conform to classifications in the March 31, 1997 financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1997.


B.   Interest, net was as follows:

                                                 Three Months Ended
                                                      March 31,
                                                1997             1996

Interest expense ...................         $  (383)         $(1,509)
Interest income ....................             591              522
Interest, net ......................         $   208          $  (987)



C.   Other, net was as follows:

                                                 Three Months Ended
                                                       March 31,
                                                 1997           1996

Equity in earnings of
 unconsolidated affiliates ............         $  712         $  565
Foreign exchange gains ................            539            373
Other .................................             27             23
                                                $1,278         $  961



D.   Supplemental disclosures of cash flow information:


                                                  Three Months Ended
                                                        March 31,
                                                   1997          1996
Interest and income taxes paid:
Interest ................................       $   264        $ 2,384
Income Taxes ............................         4,818          2,523
                                                $ 5,082        $ 4,907

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

                                                           Three Months Ended
                                                                 March 31,
                                                          1997           1996
                                                              ($ in millions)
Gross Revenues:
  Airfreight .....................................       $272.7          $231.7
  Ocean Freight ..................................         44.3            40.2
  Customs Brokerage and Other ....................         34.2            22.9
    Total Gross Revenues .........................       $351.2          $294.8

Net Revenues:
  Airfreight .....................................       $ 69.4           $62.2
  Ocean Freight ..................................         13.3            10.3
  Customs Brokerage and Other ....................         29.7            20.6
    Total Net Revenues ...........................       $112.4           $93.1

Internal Operating Expenses:
  Terminal .......................................       $ 64.1           $52.7
  Selling, general
   and administrative ............................         36.0            30.3
    Total Internal Operating Expenses ............       $100.1           $83.0

Operating Profit .................................       $ 12.3           $10.1


     Consolidated gross revenues for the first quarter of 1997 increased $56.4 million (19.1%) over the first quarter of 1996. The increase in gross revenues for the quarter included the negative effect of approximately $4.6 million resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues increased $19.3 million (20.7%) over the comparable 1996 period. The increases in gross revenues were comprised of a $41.0 million (17.7%) increase in airfreight revenues, a $4.1 million (10.2%) increase in ocean freight revenues, and a $11.3 million (49.3%) increase in customs brokerage and other revenues. The increases in net revenues were comprised of a $7.2 million (11.6%) increase in airfreight net revenues, a $3.0 million (29.1%) increase in ocean freight net revenues, and a $9.1 million (44.2%) increase in customs brokerage and other net revenues. The increases in gross and net revenues from airfreight services were attributable to an increase of 9.2% in the number of shipments and to an increase of 16.7% in the total weight of cargo shipped. The gross margin (net revenues as a percentage of gross revenues) for airfreight services decreased 1.4% from 26.8% for the first quarter of 1996 to 25.4% for the first quarter of 1997. The decrease was mainly due to the reduced yields associated with the increase in the weight of cargo shipped. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers and the Company's continuing penetration into the ocean freight market. The gross margin for ocean freight services increased 4.4% to 30.0% for the first quarter of 1997 from 25.6% for the first quarter of 1996. The increase was primarily due to the growth in business handled by the Company as an agent for the steamship lines, along with reduced steamship rates in certain markets. The increases in gross and net revenues from customs brokerage and other services were primarily due to the Company's continuing efforts to expand its United States customs brokerage activities to existing and new customers.

     The Company's internal operating expenses increased $17.1 million (20.6%) over the first quarter of 1996. The increase was primarily attributable to the additional expenses incurred in connection with the greater shipping volumes.

     Consolidated operating profit for the first quarter of 1997 increased $2.2 million (21.8%) over the first quarter of 1996. The increase reflects increases in operating profit in the Company's foreign operations.

     Interest expense decreased $1.1 million to $.4 million for the first quarter of 1997 compared to the first quarter of 1996 due primarily to the elimination of interest expense associated with the Convertible Subordinated Debentures which were converted on or before July 8, 1996.

     The effective income tax rate for the first quarter of 1997 decreased to 38.0% from 39.0% for the first quarter of 1996. The decrease was largely the result of a shift in the mix of worldwide earnings to countries with lower effective income tax rates, along with a reduction in the total of nondeductible expenses as a percentage of pre-tax income.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FASB 128), which establishes standards for computing and presenting earnings per share. FASB 128 will be effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material impact upon the Company's earnings per share computations assuming the current capital structure.

Liquidity and Capital Resources

     At March 31, 1997, cash and cash equivalents increased approximately $15.8 million to $62.3 million from $46.5 million at December 31, 1996. For the first quarter of 1997, the Company's primary source of cash was approximately $23.3 million from operating activities, while its primary uses were for: capital expenditures of $3. 1 million, debt repayments of $2.4 million and dividend payments of $1.4 million. Cash flow provided by operating activities increased approximately $24.1 million over the first quarter of 1996. This increase was primarily the result of the on-going integration of prior years' acquisitions which has enhanced the management of working capital. Working capital increased approximately $5.9 million in the quarter to $106.2 million. The increase was mainly due to the increase in profits.

     Capital expenditures increased approximately $1.1 million from $2.0 million for the first quarter of 1996 to $3.1 million for the first quarter of 1997. The $3.1 million of capital expenditures was primarily for improvement and expansion of facilities and management information services.

     At March 31, 1997, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $18.6 million, of which approximately $.2 million was outstanding.

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

    a) Exhibits:

    Exhibit 10 - Deferred Compensation Plan.

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


                                          Air Express International Corporation
                                                       (Registrant)



Date:     May 13, 1997                    /s/              Dennis M. Dolan
                                                           Dennis M. Dolan
                                                        Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)




Date:     May 13, 1997                    /s/           Walter L. McMaster
                                                        Walter L. McMaster
                                                    Vice President - Controller
                                                  (Principal Accounting Officer)