Form 10-Q
period 1997-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1997-08-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

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

The number of shares of common stock outstanding as of August 11, 1997 was 34,456,606 (Net of 122,517 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                      June 1997 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                        Page

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as at
            June 30, 1997 and December 31, 1996.......................... 2

            Condensed Consolidated Statements of Operations -
            three months and six months ended June 30, 1997
            and 1996..................................................... 3

            Consolidated Statements of Cash Flows -
            six months ended June 30, 1997 and 1996...................... 4

            Notes to Condensed Consolidated Financial
            Statements................................................... 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 8


                          Part II - Other Information


Item 1.  Legal Proceedings............................................... 11

Item 6.  Exhibits and Reports on Form 8-K................................ 11



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                     June 30, 1997  Dec 31, 1996
                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .........................   $  51,037    $  46,516
   Accounts receivable, (less allowance for
    doubtful accounts of $4,480 and $4,721) ..........     339,163      346,323
   Other current assets ..............................       7,463        6,295
         Total current assets ........................     397,663      399,134
Investment in unconsolidated affiliates ..............      18,470       13,991
Property, plant and equipment (less accumulated
 depreciation and amortization of $55,681
 and $53,455) ........................................      59,393       61,112
Deposits and other assets ............................      16,608       15,226
Goodwill (less accumulated amortization
 of $11,484 and $10,673) .............................      87,014       91,866
         Total assets ................................   $ 579,148    $ 581,329

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................   $   2,809    $   3,915
   Bank overdrafts payable ...........................       1,437        2,058
   Transportation payables ...........................     166,234      166,686
   Accounts payable ..................................      44,633       50,201
   Accrued liabilities ...............................      57,180       61,347
   Income taxes payable ..............................       9,990       14,691
         Total current liabilities ...................     282,283      298,898
   Long-term debt ....................................      15,204       16,616
   Other liabilities .................................       6,540        6,729
         Total liabilities ...........................     304,027      322,243

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................        --           --
   Common, $.01 par value (authorized 40,000,000
    shares, issued 34,380,278 and 34,179,512 shares ..         344          342
   Capital surplus ...................................     139,036      137,060
   Cumulative translation adjustments ................     (19,839)     (15,633)
   Retained earnings .................................     156,486      137,989
                                                           276,027      259,758

Less: 51,027 and 40,958 shares of treasury stock,
       at cost .......................................        (906)        (672)
   Total stockholders' investment ....................     275,121      259,086
   Total liabilities and stockholders' investment ....   $ 579,148    $ 581,329



                  The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)
                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     1997       1996        1997         1996

Revenues .....................   $ 386,591   $ 320,660    $ 737,746   $ 615,447

Operating expenses:
  Transportation .............     264,325     214,926      503,049     416,571
  Terminal ...................      64,387      55,479      128,513     108,141
  Selling, general and
   administrative ............      38,468      34,577       74,486      64,954
Operating profit .............      19,411      15,678       31,698      25,781

Other income (expense):
  Interest, net ..............         270        (828)         478      (1,815)
  Other, net .................       1,074       1,066        2,352       2,027
                                     1,344         238        2,830         212

Income before provision
 for income taxes ............      20,755      15,916       34,528      25,993

Provision for income taxes ...       7,713       6,207       12,947      10,137
Net income ...................   $  13,042   $   9,709    $  21,581   $  15,856

Income per common share:
    Primary ..................   $     .37   $     .33    $     .62   $     .53
    Fully diluted ............   $     .37   $     .30    $     .61   $     .50

Weighted average number
 of common shares (000's):
    Primary ..................      35,058      29,805       34,952      29,612
    Fully diluted ............      35,177      34,653       35,116      34,616


                  The accompanying notes are an integral part
                         of these financial statements.




             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


(Dollars in thousands)

                                                           1997           1996
Cash flows from operating activities:
    Net income ........................................  $ 21,581      $ 15,856
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ..................     6,170         4,676
       Amortization of goodwill .......................     1,296         1,163
       Amortization of bond discount ..................       --            115
       Deferred income taxes ..........................       538           635
       Equity in earnings of unconsolidated
         affiliates ...................................    (1,614)         (508)
       Losses (gains) on sales of assets ..............        34          (100)

    Changes in assets and liabilities, net of
     business acquisitions:
      (Increase) in accounts receivable, net ..........    (2,708)       (3,407)
      (Increase) in other current assets ..............      (978)         (825)
      (Increase) in other assets ......................    (1,887)         (428)
       Increase (decrease) in transportation
        payables ......................................     3,378       (15,928)
      (Decrease) in accounts payable ..................    (2,370)       (3,459)
      (Decrease) increase in accrued liabilities ......    (2,894)          667
      (Decrease) increase in income taxes payable .....    (3,319)        2,832
      (Decrease) increase in other liabilities ........       (18)          104
           Total adjustments ..........................    (4,372)      (14,463)

        Net cash provided by operating activities .....    17,209         1,393

Cash flows from investing activities:
      Business acquisitions, net of cash acquired .....       --         (6,282)
      Other investing activities ......................       387          (330)
      Proceeds from sales of assets ...................       300           272
      Capital expenditures ............................    (6,382)       (4,633)
      Investment in unconsolidated affiliates .........    (3,596)          (71)

        Net cash used in investing activities .........    (9,291)      (11,044)

Cash flows from financing activities:
    Net (repayments) borrowings in bank overdrafts
     payable ..........................................     (425)           468
    Payment of long-term debt .........................     (959)        (1,387)
    Issuance of common stock ..........................    1,978            977
    Payment of cash dividends .........................   (2,732)        (1,859)
    Purchase of treasury stock ........................     (234)           (14)

        Net cash used by financing activities .........   (2,372)        (1,815)

Effect of foreign currency exchange rates on cash .....   (1,025)          (627)

Net increase (decrease) in cash and cash equivalents ..    4,521        (12,093)

Cash and cash equivalents at beginning of period ......   46,516         54,463

Cash and cash equivalents at end of period ............ $ 51,037       $ 42,370


                  The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at June 30, 1997, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the June 30, 1996 financial statements were reclassified to conform to the classification of June 30, 1997 financial statements.

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

        Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1997.


B.     Interest, net was as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                      1997       1996          1997       1996

         Interest expense .......    $(396)   $(1,503)     $  (779)     $(3,012)
         Interest income ........      666        675        1,257        1,197
                                     $ 270    $  (828)     $   478      $(1,815)


C.    Other, net was as follows:

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          1997       1996       1997       1996
         Equity in earnings of
          unconsolidated affiliates ... $  905     $  615     $1,617     $1,180
         Foreign exchange gains .......    230        374        769        747
         Other ........................    (61)        77        (34)       100
                                        $1,074     $1,066     $2,352     $2,027


D.    Supplemental disclosures of cash flow information:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           1997        1996      1997      1996

         Interest and income taxes paid:
         Interest ...............         $   287   $   176    $   551  $ 2,560
         Income taxes ...........           9,626     3,599     14,444    6,122
                                          $ 9,913   $ 3,775    $14,995  $ 8,682


      Non cash investing and financing activities:

      In June 1996, as a result of conversions of the 6.0% Convertible Subordinated Debentures ("Debentures"), the Company issued 469,688 shares of Common Stock valued at approximately $7.1 million.

E.    Common Stock Split:

      On June 19, 1997, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock, payable in the form of a stock dividend. The additional shares will be distributed on July 25, 1997 to shareholders of record on July 11, 1997. Accordingly, all share and per share information throughout the consolidated financial statements have been restated to reflect this split.

F.    Subsequent Event:

      The Company entered into a ground lease agreement dated July 1, 1997 with the Port Authority of New York/New Jersey in conjunction with a lease development agreement entered into with the New York City Industrial Development Agency for the construction of a 135,000 square foot air cargo facility terminal building at John F. Kennedy International Airport. The Company will finance the development in part through the issuance of tax-exempt New York City Industrial Development Agency Special Facility Revenue Bonds (1997 Air Express International Corporation Project), Series 1997, in aggregate principal amount of $19.0 million due July 1, 2024 (the "Series 1997 Bonds").

      Interest shall initially be payable at a weekly rate set by the Remarketing Agent using the minimum rate necessary (as determined by the Remarketing Agent based on the examination of tax-exempt obligations comparable to the Series 1997 Bonds known by the Remarketing Agent to have been priced or traded under then-prevailing market conditions) for the Remarketing Agent to sell the Series 1997 Bonds on the effective date of such weekly rate at a price equal to 100% of their principal amount (without regard to accrued interest). The Company may from time to time change the method of determining the interest rate on the Series 1997 Bonds to a daily, weekly, commercial paper or long-term interest rate. If the appropriate interest rate is not or cannot be determined for whatever reason, the method of determining interest on the Series 1997 Bonds shall be equal to the Public Securities Association Municipal Index or such other weekly high-grade index comprised of seven-day, tax-exempt variable rate demand notes produced by Municipal Market Data, Inc. In no event shall the interest rate on the Series 1997 Bonds exceed the maximum annual interest rate of 15.0%.

      The Series 1997 Bonds are fully secured by an irrevocable direct-pay letter of credit issued by a U.S. Bank with a termination date of July 16, 2002. The Company is obligated to reimburse the U.S. Bank for amounts drawn under the letter of credit in accordance with a reimbursement agreement between the Company and the U.S. Bank (the "Reimbursement Agreement"). The Series 1997 Bonds may be redeemed in whole or in part at the direction of the Company. Among the various covenants contained in the Reimbursement Agreement, the Company is to maintain certain ratios and balances as to minimum stockholders' investment, debt to stockholders' investment and fixed charge coverage. The Company is in compliance with all conditions of the Reimbursement Agreement.

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

                                               Three Months        Six Months
                                               Ended June 30,     Ended June 30,
                                              1997      1996     1997      1996
Gross Revenues:
  Airfreight ...............................  $296.6   $244.4   $569.2   $476.0
  Ocean freight ............................    53.5     49.2     97.8     89.4
  Customs brokerage and other ..............    36.5     27.1     70.7     50.0
    Total Gross Revenues ...................  $386.6   $320.7   $737.7   $615.4

Net Revenues:
  Airfreight ...............................  $ 77.0   $ 67.4   $146.4   $129.6
  Ocean freight ............................    15.3     14.2     28.5     24.5
  Customs brokerage and other ..............    30.0     24.1     59.8     44.8
    Total Net Revenues .....................   122.3    105.7    234.7    198.9

Internal Operating Expenses:
  Terminal .................................    64.4     55.5    128.5    108.1
  Selling, general and administrative ......    38.5     34.5     74.5     65.0
    Total Internal Operating Expenses ......   102.9     90.0    203.0    173.1

Operating Profit ...........................  $ 19.4   $ 15.7   $ 31.7   $ 25.8

     Consolidated gross revenues for the second quarter and six months ended June 30, 1997 increased 20.5% to $386.6 million and 19.9% to $737.7 million, respectively, over the comparable periods in 1996. Additionally, the increase in gross revenues for the quarter and six months included the negative effect of approximately $6.3 million and $10.8 million, respectively, resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the second quarter and first six months of 1997 increased 15.7% to $122.3 million and 18.0% to $234.7 million, respectively, over the comparable 1996 periods.

     Gross airfreight revenues for the second quarter and first six months of 1997 increased 21.4% to $296.6 million and 19.6% to $569.2 million, respectively, over the comparable 1996 periods. Airfreight net revenues for the second quarter and first six months of 1997 increased 14.2% to $77.0 million and 13.0% to $146.4 million, respectively, over the comparable 1996 periods. The increases in gross and net revenues from airfreight services for both the quarter and six months were attributable to increases in shipments and the total weight of cargo shipped. For the quarter, shipments increased 17.7% and the weight of cargo shipped increased 21.7% over the second quarter of 1996. For the six month period, shipments increased 13.4% and the weight of cargo shipped increased 19.3% over the first six months of 1996. The gross margin (net revenues as a percentage of gross revenues) for the second quarter and first six months of 1997 decreased 1.6% from 27.6% to 26.0% and 1.5% from 27.2% to 25.7%, respectively, when compared to the comparable 1996 periods. The decreases were mainly due to reduced yields associated with the increases in the weight of cargo shipped.

     Ocean freight gross revenues for the second quarter and first six months of 1997 increased 8.7% to $53.5 million and 9.4% to $97.8 million, respectively, over the comparable 1996 periods. Ocean freight net revenues for the second quarter and first six months of 1997 increased 7.7% to $15.3 million and 16.3% to $28.5 million, respectively, over the comparable 1996 periods. The increase in both the gross and net ocean freight revenues was due to increased shipping volumes from existing customers and the Company's continuing penetration into the ocean freight market.

     Customs brokerage and other gross revenues for both the second quarter and first six months of 1997 increased 34.7% to $36.5 million and 41.4% to $70.7 million, respectively, over the comparable 1996 periods. Customs brokerage and other net revenues for the second quarter and first six months of 1997 increased 24.5% to $30.0 million and 33.5% to $59.8 million, respectively, over the comparable 1996 periods. The increase in both the gross and net customs brokerage and other revenues was mainly attributable to the Company's continuing efforts to expand its customs brokerage activities to existing and new customers.

     Internal operating expenses increased $12.9 million or 14.3% for the second quarter and $29.9 million or 17.3% for the first six months of 1997 over the comparable periods in 1996. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes.

     Operating profit for the second quarter of 1997 increased $3.7 million or 23.6% over the second quarter of 1996. For the first six months of 1997, operating profit increased $5.9 million or 22.9% over the comparable 1996 period.

     Interest expense for the second quarter and first six months of 1997 decreased approximately $1.1 million and $2.2 million, respectively, when compared to the comparable 1996 periods due primarily to the elimination of interest expense associated with the Debentures which were converted on or before July 8, 1996.

     The effective income tax rates for the second quarter and the first six months of 1997 decreased to 37.2% and 37.5%, respectively, when compared to 39.0% for the comparable 1996 periods. The decreases were largely the result of a shift in the mix of worldwide earnings to countries with lower effective income tax rates, along with a reduction in the total of nondeductible expenses as a percentage of pre-tax income.

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


Liquidity and Capital Resources

     At June 30, 1997, cash and cash equivalents increased approximately $4.5 million to $51.0 million from $46.5 million at December 31, 1996. For the first six months of 1997, the Company's primary source of cash was approximately $17.2 million from operating activities, while its primary uses were for: capital expenditures of $6.4 million, investment in unconsolidated affiliates of $3.6 million and dividend payments of $2.7 million. Cash flow provided by operating activities increased approximately $15.8 million over the first six months of 1996. This increase was impacted by the on-going integration of prior years' acquisitions which has resulted in improvements in the management of working capital. Working capital increased approximately $15.1 million in the six months to $115.4 million. The increase was mainly due to the increase in profits.

     Capital expenditures increased approximately $1.8 million from $4.6 million for the six months of 1996 to $6.4 million for the six months of 1997. The $6.4 million of capital expenditures was primarily for improvement and expansion of facilities and management information services.

     At June 30, 1997, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $18.6 million, of which approximately $1.4 million was outstanding.

     In July 1997, with the issuance of the Industrial Development Revenue Bonds (See Note F), the Company's long-term debt will increase $19.0 million and correspondingly its debt to equity ratio (total long-term debt as a percentage of stockholders' investment) will increase from 6.5% at June 30, 1997 to approximately 13.0%.

     In June 1997, the Company's Board of Directors authorized an increase in the quarterly cash dividend from four cents ($.04) to five cents ($.05) per share.

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


    Exhibit 10 - Employment Agreement

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


                                          Air Express International Corporation
                                                       (Registrant)




Date:     August 13, 1997                  /s/        Dennis M. Dolan
                                                      Dennis M. Dolan
                                                     Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial Officer)




Date:     August 13, 1997                 /s/        Walter L. McMaster
                                                     Walter L. McMaster
                                                  Vice President - Controller
                                                 (Principal Accounting Officer)