Form 10-Q
period 1997-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1997-11-14
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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

The number of shares of common stock outstanding as of November 12, 1997 was 34,526,143 (Net of 132,388 Treasury Shares).

                     AIR EXPRESS INTERNATIONAL CORPORATION
                   September 1997 Form 10-Q Quarterly Report

                               Table of Contents


                         Part I - Financial Information
                                                                            Page

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as at
                    September 30, 1997 and December 31, 1996............      2

                    Condensed Consolidated Statements of Operations -
                    three months and nine months ended September 30, 1997
                    and 1996............................................      3

                    Consolidated Statements of Cash Flows -
                    nine months ended September 30, 1997 and 1996.......      4

                    Notes to Condensed Consolidated Financial
                    Statements..........................................      5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................      8


                          Part II - Other Information


Item 1.  Legal Proceedings..............................................     11

Item 6.  Exhibits and Reports on Form 8-K...............................     11

                                                                          Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
                                                    Sept 30, 1997   Dec 31, 1996
                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents ......................... $  64,346     $  46,516
   Accounts receivable, (less allowance for
    doubtful accounts of $4,302 and $4,721) ..........   372,355       346,323
   Other current assets ..............................     7,460         6,295
         Total current assets ........................   444,161       399,134
Investment in unconsolidated affiliates ..............    18,821        13,991
Restricted funds .....................................    18,692          --
Property, plant and equipment (less accumulated
 depreciation and amortization of $55,703
 and $53,455) ........................................    59,453        61,112
Deposits and other assets ............................    16,758        15,226
Goodwill (less accumulated amortization
 of $11,982 and $10,673) .............................    85,684        91,866
         Total assets ................................ $ 643,569     $ 581,329

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt ................. $   3,010     $   3,915
   Bank overdrafts payable ...........................     1,580         2,058
   Transportation payables ...........................   192,935       166,686
   Accounts payable ..................................    51,562        50,201
   Accrued liabilities ...............................    62,066        61,347
   Income taxes payable ..............................     8,735        14,691
         Total current liabilities ...................   319,888       298,898
   Long-term debt ....................................    32,914        16,616
   Other liabilities .................................     6,454         6,729
         Total liabilities ...........................   359,256       322,243

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................      --            --
   Common, $.01 par value (authorized 40,000,000
    shares, issued 34,617,938 and 34,179,227 shares ..       346           342
   Capital surplus ...................................   141,988       137,060
   Cumulative translation adjustments ................   (22,776)      (15,633)
   Retained earnings .................................   168,106       137,989
                                                         287,664       259,758

Less: 131,451 and 40,958 shares of treasury stock,
       at cost .......................................    (3,351)         (672)
   Total stockholders' investment ....................   284,313       259,086
   Total liabilities and stockholders' investment .... $ 643,569     $ 581,329

              The accompanying notes are an integral part of these
                             financial statements.

                                                                          Page 3

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(In thousands, except
 per share data)
                                Three Months Ended            Nine Months Ended
                                   September 30,                September 30,
                                1997           1996          1997         1996

Revenues ..................   $  395,405   $  340,928   $1,133,151   $  956,375

Operating expenses:
  Transportation ..........      270,401      228,614      773,450      645,185
  Terminal ................       68,008       61,317      196,521      169,458
  Selling, general and
   administrative .........       37,258       35,457      111,744      100,411
Operating profit ..........       19,738       15,540       51,436       41,321

Other income (expense):
  Interest, net ...........          375          258          853       (1,557)
  Other, net ..............        1,179        1,060        3,531        3,087
                                   1,554        1,318        4,384        1,530

Income before provision
 for income taxes .........       21,292       16,858       55,820       42,851

Provision for income taxes         7,929        6,232       20,876       16,369
Net income ................   $   13,363   $   10,626   $   34,944   $   26,482

Income per common share:
    Primary ...............   $      .38   $      .32   $     1.00   $      .85
    Fully diluted .........   $      .38   $      .31   $      .99   $      .81

Weighted average number of
  common shares (000's):
    Primary ...............       35,446       33,537       35,034       31,097
    Fully diluted .........       35,628       34,685       35,354       34,611

              The accompanying notes are an integral part of these
                             financial statements.

                                                                          Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


(Dollars in thousands)
                                                           1997           1996
Cash flows from operating activities:
    Net income .........................................  $ 34,944     $ 26,482
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ....................    9,868        7,214
       Amortization of goodwill .........................    1,935        1,754
       Amortization of bond discount ....................      --           115
       Deferred income taxes ............................      (85)         357
       Equity in earnings of unconsolidated affiliates ..   (1,834)        (983)
       Losses (gains) on sales of assets ................       12         (129)

    Changes in assets and liabilities, net of
        business acquisitions:
      (Increase) in accounts receivable, net ............  (31,143)     (16,079)
      (Increase) decrease in other current assets .......     (557)          55
      (Increase) decrease in other assets ...............   (1,456)       1,764
       Increase (decrease) in transportation payables ...   28,357      (12,744)
       Increase (decrease) in accounts payable ..........    2,620       (5,902)
       Increase in accrued liabilities ..................      816        4,732
      (Decrease) increase in income taxes payable .......   (5,229)       1,979
      (Decrease) in other liabilities ...................      (75)      (1,181)
           Total adjustments ............................    3,229      (19,048)

        Net cash provided by operating activities .......   38,173        7,434

Cash flows from investing activities:
      Business acquisitions, net of cash acquired .......       --       (7,386)
      Restricted funds ..................................  (18,692)          --
      Other investing activities ........................      700       (1,320)
      Proceeds from sales of assets .....................      624          381
      Capital expenditures ..............................  (12,038)      (8,959)
      Investment in unconsolidated affiliates ...........   (3,776)         (71)

        Net cash used in investing activities ...........  (33,182)     (17,355)

Cash flows from financing activities:
    Net (repayments) borrowings in bank overdrafts
     payable ............................................     (418)         627
    Additions to long-term debt .........................   19,055          290
    Payment of long-term debt ...........................   (1,564)      (1,297)
    Issuance of common stock ............................    4,932        1,479
    Payment of cash dividends ...........................   (4,466)      (3,218)
    Purchase of treasury stock ..........................   (2,679)         (55)

        Net cash provided (used) by financing
         activities .....................................   14,860       (2,174)

Effect of foreign currency exchange rates on cash .......   (2,021)        (907)

Net increase (decrease) in cash and cash equivalents ....   17,830      (13,002)

Cash and cash equivalents at beginning of period ........   46,516       54,463

Cash and cash equivalents at end of period .............. $ 64,346     $ 41,461


              The accompanying notes are an integral part of these
                             financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1997, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the September 30, 1996 financial statements were reclassified to conform to the classification of September 30, 1997 financial statements.

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

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1997.


B.   Interest, net was as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    1997          1996        1997        1996
       Interest expense ........  $  (310)      $  (355)    $(1,089)    $(3,367)
       Interest income .........      685           613       1,942       1,810
                                  $   375       $   258     $   853     $(1,557)


C.    Other, net was as follows:

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    1997          1996        1997        1996
        Equity in earnings
         of unconsolidated
         affiliates ............. $   986       $   600     $ 2,603     $ 1,780
        Foreign exchange gains ..     171           431         940       1,178
        Other ...................      22            29         (12)        129
                                  $ 1,179       $ 1,060     $ 3,531     $ 3,087

D.    Supplemental disclosures of cash flow information:

                                    Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                    1997         1996        1997          1996
        Interest and income
         taxes paid:
        Interest ...............  $   101     $   216      $    652     $ 2,776
        Income taxes ...........    5,014       3,703        19,458       9,825
                                  $ 5,115     $ 3,919      $ 20,110     $12,601


     Non-cash investing and financing activities:

     On July 8, 1996, as a result of conversions of the 6.0% Convertible Subordinated Debentures ("Debentures"), the Company issued 4,936,134 shares of its Common Stock valued at approximately $74.5 million.

E.   Common Stock Split:

     On June 19, 1997, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock, payable in the form of a stock dividend. The additional shares were distributed on July 25, 1997 to shareholders of record on July 11, 1997. Accordingly, all share and per share information throughout the consolidated financial statements have been restated to reflect this split.

F.   Long-Term Debt:

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

G.   Restricted Funds:

     The restricted funds consist of cash and investments held in trust and committed for the construction of an air cargo facility terminal building in accordance with the Company's bond indenture (See Note F). Investments are stated at cost as it is the intent of the Company to hold the investments until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

H.   Subsequent Event:

     During October 1997, the Company sold its 60.0% interest in a foreign subsidiary for cash of approximately $3.2 million. The sale will result in a nonrecurring pre-tax gain of approximately $1.9 million, or $1.5 million after tax, which will be included in the fourth quarter 1997 results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Company  considers  its total  business to  represent a single  segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated. The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of these three service categories, as well as the Company's internal operating expenses (terminal, selling, general and administrative expenses) and operating profit:

                                           Three Months         Nine Months
                                       Ended September 30,   Ended September 30,
                                          1997      1996      1997       1996
Gross Revenues:
  Airfreight ........................... $305.9   $257.5     $  875.2   $733.5
  Ocean freight ........................   54.3     50.4        152.0    139.9
  Customs brokerage and other ..........   35.2     33.0        106.0     83.0
    Total Gross Revenues ............... $395.4   $340.9     $1,133.2   $956.4

Net Revenues:
  Airfreight ........................... $ 79.7   $ 69.4     $  226.2   $198.9
  Ocean freight ........................   15.4     13.3         43.9     37.8
  Customs brokerage and other ..........   29.9     29.6         89.6     74.5
    Total Net Revenues .................  125.0    112.3        359.7    311.2

Internal Operating Expenses:
  Terminal .............................   68.0     61.3        196.5    169.5
  Selling, general and administrative...   37.3     35.5        111.8    100.4
    Total Internal Operating Expenses...  105.3     96.8        308.3    269.9

Operating Profit ....................... $ 19.7   $ 15.5     $   51.4   $ 41.3

     Consolidated gross revenues for the third quarter and nine months ended September 30, 1997 increased 16.0% to $395.4 million and 18.5% to $1,133.2 million, respectively, over the comparable periods in 1996. Additionally, the increase in gross revenues for the quarter and nine months included the negative effect of approximately $15.3 million and $26.0 million, respectively, resulting from a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the third quarter and first nine months of 1997 increased 11.3% to $125.0 million and 15.6% to $359.7 million, respectively, over the comparable 1996 periods.

     Gross airfreight revenues for the third quarter and first nine months of 1997 increased 18.8% to $305.9 million and 19.3% to $875.2 million, respectively, over the comparable 1996 periods. Airfreight net revenues for the third quarter and first nine months of 1997 increased 14.8% to $79.7 million and 13.7% to $226.2 million, respectively, over the comparable 1996 periods. The increases in gross and net revenues from airfreight services for both the quarter and nine months were attributable to increases in shipments and the total weight of cargo shipped. For the quarter, shipments increased 18.8% and the weight of cargo shipped increased 15.0% over the third quarter of 1996. The significant increase in the number of shipments in the quarter was due to a large increase in United States domestic shipments (the United States domestic business accounted for only 3.0% of consolidated revenues for the third quarter). Excluding United States domestic shipments, the increase in airfreight shipments was 8.0% for the quarter. For the nine month period, shipments increased 15.3% and the weight of cargo shipped increased 17.7% over the first nine months of 1996. The gross margin (net revenues as a percentage of gross revenues) for the third quarter and first nine months of 1997 decreased .9% from 27.0% to 26.1% and 1.3% from 27.1% to 25.8%, respectively, when compared to the comparable 1996 periods. The decreases were mainly due to reduced yields associated with the increases in the weight of cargo shipped.

     Ocean freight gross revenues for the third quarter and first nine months of 1997 increased 7.7% to $54.3 million and 8.6% to $152.0 million, respectively, over the comparable 1996 periods. Ocean freight net revenues for the third quarter and first nine months of 1997 increased 15.8% to $15.4 million and 16.1% to $43.9 million, respectively, over the comparable 1996 periods. The increases in both the gross and net ocean freight revenues were due to increased shipping volumes from existing customers and the Company's continuing penetration into the ocean freight market.

     Customs brokerage and other gross revenues for both the third quarter and first nine months of 1997 increased 6.7% to $35.2 million and 27.7% to $106.0 million, respectively, over the comparable 1996 periods. Customs brokerage and other net revenues for the third quarter and first nine months of 1997 increased 1.0% to $29.9 million and 20.3% to $89.6 million, respectively, over the comparable 1996 periods. The slight increase in customs brokerage and other net revenues in the third quarter reflected the increase in foreign activity which was offset by a decrease in the United States. The decrease in the United States was due to a decline in the Canadian border activity. The increases for the first nine months of 1997 for both the gross and net customs brokerage and other revenues were mainly attributable to the Company's continuing efforts to expand its customs brokerage activities to existing and new customers.

     Internal operating expenses increased $8.5 million or 8.8% for the third quarter and $38.4 million or 14.2% for the first nine months of 1997 over the comparable periods in 1996. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes.

     Operating profit for the third quarter of 1997 increased $4.2 million or 27.1% over the third quarter of 1996. For the first nine months of 1997, operating profit increased $10.1 million or 24.5% over the comparable 1996 period.

     Interest expense for the third quarter of 1997 was marginally lower than the comparable 1996 period. For the first nine months of 1997, interest expense decreased approximately $2.3 million when compared to the comparable 1996 period. The decrease was due primarily to the elimination of interest expense associated with the Debentures (See Note D) which were converted on or before July 8, 1996.

     The effective income tax rate for the third quarter of 1997 was marginally higher than the comparable 1996 period. For the first nine months of 1997, the effective income tax rate decreased to 37.4% from 38.2% for the comparable 1996 period. The decrease was largely the result of a shift in the mix of worldwide earnings to countries with lower effective income tax rates, along with a reduction in the total of nondeductible expenses as a percentage of pre-tax income.

     During October 1997, the Company sold its 60.0% interest in a foreign subsidiary (See Note H). As a result, the Company will record a nonrecurring pre-tax gain of approximately $1.9 million, or $1.5 million after tax, in the fourth quarter of 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 will be effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material impact upon the Company's earnings per share computations assuming the current capital structure.


Liquidity and Capital Resources

     At September 30, 1997, cash and cash equivalents increased approximately $17.8 million to $64.3 million from $46.5 million at December 31, 1996. For the first nine months of 1997, the Company's primary source of cash was approximately $38.2 million from operating activities, while its primary uses were for: capital expenditures of $12.0 million, investment in unconsolidated affiliates of $3.8 million and dividend payments of $4.5 million. Cash flow provided by operating activities increased approximately $30.7 million over the first nine months of 1996. This increase was impacted by the on-going integration of prior years' acquisitions which has resulted in improvements in the management of working capital. Working capital increased approximately $24.0 million in the nine months to $124.3 million. The increase was mainly due to the increase in profits.

     Capital expenditures increased approximately $3.0 million from $9.0 million for the nine months of 1996 to $12.0 million for the nine months of 1997. The capital expenditures were primarily for improvement and expansion of facilities and management information services.

     At September 30, 1997, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $18.1 million, of which approximately $1.6 million was outstanding.

     In July 1997, with the issuance of the Industrial Development Revenue Bonds (See Note F), the Company's long-term debt increased $19.0 million and correspondingly its debt to equity ratio (total long-term debt as a percentage of stockholders' investment) was 12.6% at September 30, 1997 as compared to 7.9% at December 31, 1996.

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

       Exhibit 11 - Computation of Earnings Per Common Share.

       Exhibit 27 - Financial Data Schedule.

    b) Reports on Form 8-K:

       None.

                                                                         Page 12
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Air Express International Corporation
                                                    (Registrant)


Date:   November  14, 1997            /s/              Dennis M. Dolan
                                                       Dennis M. Dolan
                                                      Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)


Date:   November 14, 1997            /s/               Walter L. McMaster
                                                       Walter L. McMaster
                                                 Vice President - Controller
                                                (Principal Accounting Officer)