Form 10-K
period 1997-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1998-03-30
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from __to____.

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

                                 Title of Class

                          Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998 was $854,369,138.

The number of shares of common stock outstanding as of March 20, 1998 was 34,671,672.
                      DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders.

                      AIR EXPRESS INTERNATIONAL CORPORATION
                          1997 Form 10-K Annual Report

                                Table of Contents


                                     Part I
                                                                            Page

Item  1.     Business.........................................................1
Item  2.     Properties.......................................................8
Item  3.     Legal Proceedings................................................9
Item  4.     Submission of Matters to a Vote of Security Holders and
              Executive Officers of the Registrant............................9


                                     Part II

Item  5.     Market for Registrant's Common Equity and Related
              Stockholder Matters............................................11
Item  6.     Selected Financial Data.........................................12
Item  7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................13
Item  8.     Financial Statements and Supplementary Data.....................20
Item  9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures...........................20


                                     Part III

Item 10.     Directors and Executive Officers of the Registrant..............20
Item 11.     Executive Compensation..........................................20
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management.................................................20
Item 13.     Certain Relationships and Related Transactions..................20


                                     Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................21

Part I


Item 1.  Business

   (a)  General Development of Business
        -------------------------------
Air Express International Corporation ( the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States and a leading provider of global logistics services for importers and exporters worldwide. The Company is primarily engaged in providing cargo transportation logistics management, including international air and ocean freight forwarding, customs brokerage and warehousing and distribution services. Beyond its traditional freight forwarding and customs brokerage services, the Company's value-added logistics services and information systems help its customers to streamline operations, reduce inventories, increase speed and reliability of worldwide deliveries and, ultimately, improve management of the customers' supply chain.

Through its global network of Company-operated facilities and agents, the Company provides total integrated transportation logistics solutions centered around the consolidation, documentation and arrangements for the transportation of its customers' shipments of cargo throughout the world. During 1997, the Company handled more than 2,097,000 individual airfreight shipments, with an average weight of 554 pounds, to more than 3,000 cities in more than 200 countries. Approximately 56% of the total airfreight shipments for 1997 originated from locations outside the United States. The Company generated gross revenues in excess of $1.5 billion in 1997, of which approximately 60% were attributable to locations outside the United States.

Headquartered in the United States, the Company has a global network with offices located in 711 cities, including 270 cities in the United States, 165 cities in Europe and 276 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1997, this network consisted of 312 Company-operated facilities, including 96 in the United States and 216 abroad, supplemented at 399 additional locations, which are served by agents, many of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 74% of the Company's 53 regional and country managers have been employed by the Company for more than ten years.

Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' cargo transportation and integrated logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and The Netherlands. In July 1993, the Company acquired the Votainer group of companies ("Votainer"), a Non-Vessel Operating Common Carrier ("NVOCC") based in The Netherlands, which provides ocean freight consolidation services, with a network of 34 Company-operated facilities in 12 countries. During 1994, the Company acquired all the outstanding common stock of Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia; Banner International Ltd., an airfreight forwarder located in New Zealand; Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. During 1995, the Company acquired all of the outstanding common stock of Radix Ventures, Inc., a leading provider of customs brokerage in the United States; Jagro International, Inc., an ocean freight forwarder and customs broker located in Canada; Brantford International, Inc., an air and ocean freight forwarder located in the United Kingdom; and 40% ownership of the outstanding common stock of Air Express International (Emirates), the Company's exclusive air and ocean freight agent in the United Arab Emirates. In March 1996, the Company acquired all of the outstanding stock of the Profreight group of companies, a customs broker and air and ocean freight forwarder in South Africa. In April 1996, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana-based ocean freight forwarder and customs broker. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc. ("J.V. Carr"), a United States and Canadian customs broker. In May 1996, the Company acquired an additional 50% of the outstanding stock of AEI Finland Oy, bringing its ownership of this Finland-based air and ocean freight forwarder to approximately 90%. In November 1996, the Company acquired Muller Airfreight B.V., an air and ocean freight forwarder based in The Netherlands. In May 1997, the Company acquired both an additional 28% of the outstanding stock of AEI Iberfreight bringing its ownership of this Spain-based air and ocean freight forwarder to 48%, and it established a joint venture in Korea through the acquisition of 50% of the stock of Korea Air Freight, Ltd., its long-time agent in South Korea. The joint venture company was renamed "AEI Korea, Ltd." The acquisitions were consistent with the Company's strategy of strengthening its market position, further enhancing its operating efficiencies and providing its customers with a global logistics solution encompassing a broad range of transportation and distribution-related services.

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

Ocean Freight Services
----------------------

The Company's revenue from international ocean freight forwarding is derived from service both as an indirect ocean carrier (NVOCC) and as an authorized agent for shippers and importers. The Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. The Company solicits freight from its customers to fill the containers, charging rates lower than the rates offered directly to customers by shipping lines for similar type shipments. In 1997, the Company handled more than 122,000 containers.

Customs Brokerage Services
--------------------------

The Company provides customs brokerage clearance services in the United States and 21 foreign countries. These services entail the preparation and assembly of required documentation in many instances, the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers, duty drawback (recovery of previously paid duties when goods are re-exported), and the arrangement of bonded warehouse services which allow importers to store goods while deferring payment of customs duties until the goods are required for delivery.

In June 1995, the Company acquired Radix Ventures, Inc. ("Radix") which, through its subsidiary, Radix Group International, Inc., is a leading United States customs broker, with offices in 23 U.S. cities and approximately 520 employees. Radix's customs brokerage services were largely performed for importers who used other freight forwarders for the transportation of goods to the United States. In May 1996, the Company purchased the business and certain assets of J.V. Carr which primarily serves the U.S. - Canada border with 32 offices in 25 U.S. and two Canadian cities. Since the acquisition of Radix, the Company has continued to maintain and expand its United States customs brokerage activities to existing and new clients without regard to whether the Company provides transportation services to these importers. It is the Company's strategy to ultimately expand its relationship with customs brokerage customers by providing other services, including transportation and warehousing and distribution.

In 1997, the Company processed approximately 1,847,000 customs entries of which 1,012,000 were in the United States; in 1996, it processed 1,579,000 entries of which 807,000 were in the United States; and in 1995, 905,000 entries were processed of which 173,000 were in the United States. The primary reason for the increase in 1997 was attributable to the inclusion of a full year of J.V. Carr business.

Integrated Global Logistics Services
------------------------------------

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

Warehousing and Distribution
----------------------------

The Company owns and leases warehouse space with major facilities in the U.S., The Netherlands, U.K., Germany, United Arab Emirates, New Zealand, Australia, Singapore, Malaysia and South Africa. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. The Company receives storage charges for use of its warehouses and fees for other services. In 1997, warehouse and distribution services contributed approximately 2% of gross revenues and net revenues.

Logistics Information System (LOGIS)
------------------------------------

The Company introduced its proprietary logistics information system ("LOGIS") for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut and a facility near London, England are linked to, and accessible from, terminals at 340 Company-operated and agent facilities in substantially all major markets, permitting real-time inputting, processing and retrieval of shipments, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents. LOGIS has been developed to include worldwide ocean shipment tracing and tracking and to provide information for logistics facilities offered by the Company, including assembly and distribution activities for clients. As of December 31, 1997, the LOGIS system permitted electronic interfacing with more than 1,900 of the Company's major customers' locations in 39 countries, 52 international airlines and customs authorities in the United States, United Kingdom, Australia, New Zealand, Belgium, Germany and France. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and converts the data automatically into shipping documents. Where LOGIS is linked to customs in the country of destination, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

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

Operations
----------

The Company has a global network of Company-operated facilities and supporting agents with offices located in over 711 cities, including 270 in the United States, 165 in Europe, 129 in Asia and the South Pacific and 147 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from or between locations outside the United States. For the year ended December 31, 1997, approximately 60% of its gross revenues and 56% of its net revenues were recorded in locations outside the United States.

The Company neither owns nor operates any ships or aircraft. It arranges for transportation of its customers' shipments via steamship lines, commercial airlines and air cargo carriers. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder for approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1997, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

The Company also offers door-to-door express delivery among 20 European countries through its Pandalink service which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas within 48 to 72 hours.

Quality Initiatives
-------------------

The Company maintains a department focused on implementing quality initiatives to better serve its customers' needs. In 1997, more than 90% of the Company's revenues were handled by International Organization for Standardization ("ISO") 9002 certified offices. ISO is a stringent set of internationally recognized quality assurance guidelines. The Company is committed to a broad program to maintain and to increase its ISO 9002 certifications. The Company also sponsors a Shippers' Council to stimulate discussion among customers aimed at identifying, upgrading and standardizing the Company's and the industry's best practices.

Regulation
----------

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

Customers and Marketing
-----------------------

The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1997, the Company shipped goods and provided logistics services for more than 200,000 customer accounts, none of which individually accounted for more than 10% of the Company's revenues.

The Company markets its global cargo transportation and integrated logistics services worldwide through an international sales organization consisting of 543 full-time salespersons (as of December 31, 1997), supported by the sales efforts of senior management and the Company's country, regional and district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of cargo.

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

Currency and Other Risk Factors
-------------------------------

The Company operates in many countries throughout the world, resulting in significant sums of money to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or not convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts (See Note 13 to the Consolidated Financial Statements).

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

Employees
---------

As of December 31, 1997, the Company employed 7,419 people, of whom 4,652 were based at locations outside the United States, including 2,077 in the United Kingdom and Europe, 1,290 in Asia and 1,285 in the South Pacific, South America, Africa and Canada. Approximately 689 of the Company's 2,767 employees based in the United States were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the
International Association of Machinists and Aerospace Workers. In addition, approximately 26% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company maintains a good working relationship with its employees.

   (d)  Financial Information About Foreign and Domestic Operations
        -----------------------------------------------------------

See the Company's Consolidated Financial Statements including the Notes thereto for data related to the Company's revenues, operating profit and identifiable assets.


Item 2. Properties
        ----------

The Company owns its worldwide headquarters building (approximately 40,000 square feet in area) in Darien, Connecticut; a warehouse and office facility
(approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $1.9 million mortgage; a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $.9 million mortgage; a warehouse and distribution facility (approximately 150,000 square feet in area) in Singapore, which is subject to a $3.9 million term loan; and a warehouse and office facility (approximately 43,000 square feet in area) in Johannesburg, South Africa.

The Company leases facilities at or near airports, ocean terminals and international borders at 72 locations in the United States and 148 offices in 32 other countries. Most facilities have office, loading dock and warehouse space. The principal facilities are set forth in the following table:

*

                                  Approximate Sq. Feet of               Lease
Location                                Floor Space                   Expiration

Amsterdam, The Netherlands    68,000 sq.ft. of warehouse and office     1998

Chicago, Illinois            208,400 sq.ft. of warehouse and office   1998/1999

Frankfurt, Germany            37,000 sq.ft. of warehouse and office     2007

Johannesburg, South Africa    55,000 sq.ft. of warehouse and office     2000

London, England               93,000 sq.ft. of warehouse and office     2002

Los Angeles, California      151,300 sq.ft. of warehouse and office     2001

Miami, Florida               337,000 sq.ft. of warehouse and office   1999/2006

New York, New York            90,000 sq.ft. of warehouse and office     1999

New York, New York           135,000 sq.ft. of warehouse and office     2015

San Francisco, California     78,000 sq.ft. of warehouse and office   1998/2000

The Company believes that its facilities are adequate for its needs now and in the foreseeable future and none of its principal facilities are material to the operation of its business.

Item 3.  Legal Proceedings
         -----------------

While all litigation, claims and assessments contain an element of uncertainty with respect to their resolution and their outcome cannot be predicted with certainty, based on information presently available, the Company believes that it is unlikely that the aggregate effect of all known and threatened litigation, claims and assessments will have a material adverse effect on the Company's consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None.


Executive Officers of the Registrant
------------------------------------

Following is a listing of the executive officers of the Company.

The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 30, 1998 by each executive officer of the Company. There are no family relationships between any Director or officer of the Company.

                                          Positions with the Company and
                                            Business Experience for the
Name                           Age                Past Five Years

Guenter Rohrmann               58         President and Chief Executive
                                          Officer of the Company since 1989
                                         (President and Chief Operating
                                          Officer from 1985 to 1989).

Hendrik J. Hartong, Jr.        58         Chairman of the Company since 1985;
                                         (Chief Executive Officer of the
                                          Company from 1985 through 1989);
                                          General Partner since 1985 of The
                                          Brynwood Management Limited
                                          Partnerships, which serve as
                                          managing general partners of The
                                          Brynwood Partners Limited
                                          Partnerships, private investment
                                          partnerships; Director of Hurco
                                          Companies, Inc.

Dennis M. Dolan                40         Vice President and Chief Financial
                                          Officer of the Company since 1989;
                                          U.S. Controller from 1985 to 1989.

Giorgio Laccona                39         Vice President - General Manager -
                                          North America since 1996; Vice
                                          President-Operations from 1994 to
                                          1996, Vice President - Export Sales
                                          and Operations from 1989 to 1994.

Daniel J. McCauley             63         Vice President, General Counsel and
                                          Secretary of the Company since 1991.

Paul J. Gallagher              52         Vice President - Treasurer of the
                                          Company since 1993; Vice President-
                                          International Controller from 1989 to
                                          1993.

Walter L. McMaster             65         Vice President and Controller of the
                                          Company since 1983; U.S. Controller
                                          from 1974 to 1983.

Robert J. O'Connell            61         Senior Vice President since 1996; Vice
                                          President - General Manager - North
                                          America of the Company from 1989;
                                          Vice President-North America Sales of
                                          the Company from 1985 to 1989.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market under the symbol: AEIC.

The table below indicates the quarterly high and low prices of the Common Stock and the dividends declared per share for the years ended December 31, 1997 and 1996.

                                                   Quarter
                                     1st        2nd          3rd         4th

Year Ended December 31, 1997:

High                              $ 22 1/8    $ 26 5/8    $ 36 1/2    $ 37 1/8

Low                               $ 19 7/8    $ 20 1/2    $ 24 1/2    $ 26 3/8

Dividends                         $    .04    $    .05    $    .05    $    .05

Year Ended December 31, 1996:

High                              $ 17 1/2    $ 19 1/2    $ 19 3/8    $ 23

Low                               $ 13 3/8    $ 17        $ 15 5/8    $ 18 5/8

Dividends                         $   .033    $    .04    $    .04    $    .04


At March 20, 1998, there were 922 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $26.1875 per share.

Item 6.  Selected Financial Data
         -----------------------



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)

                                                                Years Ended December 31,
                                         1997         1996          1995           1994          1993
Revenues ............................ $1,545,720    $1,335,447   $ 1,222,217    $ 997,379    $  725,719

Net income .......................... $   49,451    $   38,500   $    29,027    $  22,619    $   17,340

Net income per common share: (1)
   Basic .............................$     1.44    $     1.23   $      1.07    $     .87    $      .67
   Diluted ...........................$     1.41    $     1.16   $       .99    $     .81    $      .65

Cash dividends declared per
  common share .......................$      .19    $     .153   $      .127    $    .102    $     .083

Total assets .........................$  638,141    $  581,329   $   486,843    $ 383,626    $  298,816

Long-term debt
 (excluding current portion) .........$   31,008    $   16,616   $    82,762    $  83,992    $   78,464

Stockholders' investment .............$  291,562    $  259,086   $   147,566    $  99,350    $   78,119


--------------------------------
(1) Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50.0% stock dividend in July 1997 and December 1994 and are based upon the weighted-average number of shares of Common Stock outstanding during each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents at December 31, 1997 increased to $67.6 million compared to $46.5 million at December 31, 1996. The Company's primary sources of cash in 1997 consisted of $48.6 million provided by operating activities and $19.0 million from long-term borrowings. The Company's primary uses of cash in 1997 were capital expenditures of $18.7 million, restricted funds of $16.0 million (See Note 4 to the Consolidated Financial Statements), and dividend payments of $6.2 million. Cash flow provided by operating activities increased $31.8 million over 1996. The increase resulted from the ongoing integration of prior years' acquisitions which has improved the management of working capital. Working capital increased $35.0 million to $135.2 million at December 31, 1997 from $100.2 million at December 31, 1996, primarily due to the increase in the excess of cash and trade receivables over trade payables. The Company makes significant disbursements on behalf of its customers, such as customs duties, which are billed directly to the Company's customers. The billings for these disbursements, which may be several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense in the Company's income statement.

Capital expenditures increased approximately $4.9 million from $13.8 million for 1996 to $18.7 million for 1997. The $18.7 million of capital expenditures were primarily for improvement and expansion of facilities and management information systems. Depreciation and amortization expense (including goodwill amortization) totaled $15.8 million in 1997 and $12.7 million in 1996. Capital expenditures for 1998 are estimated to be approximately $40.0 million, of which approximately $25.0 million pertains to the completion of the construction of a freight terminal at New York's John F. Kennedy International Airport (See Note 8 to the Consolidated Financial Statements), and the anticipated expansion of the Company's warehouse facility in Singapore. The balance of the 1998 estimated capital expenditures will be primarily for management information systems and improvement and expansion of facilities.

At December 31, 1997, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility (See
Note 7 to the Consolidated Financial Statements). The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $22.8 million, of which approximately $.3 million was outstanding.

In July 1997, through the issuance of bonds to finance in part the construction of the John F. Kennedy freight terminal (See Note 8 to the Consolidated Financial Statements), the Company's long-term debt increased $19.0 million and correspondingly its debt to equity ratio (total long- term debt as a percentage of stockholders' investment) was 11.5% at December 31, 1997 as compared to 7.9% at December 31, 1996.

During the fourth quarter of 1997, the Company's Board of Directors authorized the purchase, from time to time in the open market, of up to one million shares of the Company's common stock. As of December 31, 1997, no shares had been purchased under this authorization. Additionally, in June 1997, the Board of Directors authorized an increase in the quarterly cash dividend from four cents ($.04) to five cents ($.05) per share.

The Company purchases foreign currency forward exchange contracts principally to hedge foreign currency exposure associated with net investments in certain foreign operations and certain intercompany transactions. The Company does not speculate in the financial markets and therefore does not hold these contracts for trading purposes. The Company's risk management procedures include the monitoring of foreign exchange exposures and the Company's offsetting hedge positions utilizing analytical analysis of value-at-risk estimates. However, the use of this technique to quantify market risk should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The estimated maximum yearly loss in earnings due to foreign exchange rate instruments, calculated utilizing value-at-risk estimates, is not material to the Company's results of the operations. Actual results in the future may differ materially from projected results due to actual developments in global financial markets. A discussion of the Company's accounting policies for foreign exchange rate instruments is disclosed in the Company's financial statements (See Note 13 to the Consolidated Financial Statements).

Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

                              Results of Operations

1997 Compared to 1996
---------------------

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

                                                         1997            1996
                                                             ($ in millions)
Gross Revenues:
  Airfreight .....................................    $  1,202.3     $  1,026.5
  Ocean freight ..................................         201.1          190.1
  Customs brokerage
    and other ....................................         142.3          118.9
Total Gross Revenues .............................    $  1,545.7     $  1,335.5

Net Revenues:
  Airfreight .....................................    $    310.1     $    274.5
  Ocean freight ..................................          58.1           51.9
  Customs brokerage
    and other ....................................         120.0          106.0
Total Net Revenues ...............................         488.2          432.4

Internal Operating Expenses:
  Terminal .......................................         266.9          234.6
  Selling, general and administrative ............         150.4          139.0
Total Internal Operating Expenses ................         417.3          373.6

Operating Profit .................................    $     70.9     $     58.8

Gross revenues increased $210.2 million (15.7%) in 1997 over 1996, reflecting increases of $175.8 million (17.1%) in airfreight revenues, $11.0 million (5.8%) in ocean freight revenues and $23.4 million (19.7%) in customs brokerage and other revenues. The increase in revenues was negatively impacted by approximately $50.2 million due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Net revenues increased $55.8 million (12.9%) to $488.2 million in 1997 with the increase comprised of $35.6 million (13.0%) in airfreight net revenues, $6.2 million (11.9%) in ocean freight net revenues and $14.0 million (13.2%) in customs brokerage and other net revenues. The increases in both gross and net revenues from airfreight services were attributable to increased airfreight shipping volumes, as the number of shipments increased 14.0% and the total weight of cargo shipped increased 18.1% over 1996, and to higher prices initiated by the Company in response to rate increases from the airlines. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers and the Company's continuing penetration into the ocean freight market. The increases in gross and net revenues from customs brokerage and other services were from the Company's continuing efforts to expand its customs brokerage activities to existing and new customers.

The Company's internal operating expenses increased $43.7 million (11.7%) in 1997 over 1996. The increase was attributable to the inclusion of operating expenses from acquired companies and the greater volume of shipments handled. As a percentage of gross revenues, internal operating expenses decreased to 27.0% in 1997 from 28.0% in 1996 and as a percentage of net revenues, decreased to 85.5% in 1997 from 86.4% in 1996.

Consolidated operating profit increased $12.1 million (20.6%) over 1996 due primarily to the growth in the Company's business and the improvement in internal operating expenses as a percentage of gross and net revenues.

Interest expense, net improved $2.7 million to $1.4 million of interest income in 1997 due primarily to the elimination of interest expense associated with the conversion of the 6.0% Convertible Subordinated Debentures on or before July 8, 1996. Other, net increased $2.3 million to $6.9 million in 1997 due to a gain of approximately $1.9 million on the sale of the Company's 60.0% interest in a foreign subsidiary (See Note 14 to the Consolidated Financial Statements).

The Company's effective tax rate decreased to 37.5% compared to 38.0% in 1996. The decrease was largely the result of a shift in the mix of worldwide earnings to countries with lower effective income tax rates, along with a reduction in the total nondeductible expenses as a percentage of pre-tax income.

United States Operations
------------------------

United States gross revenues increased $100.4 million (19.6%) to $612.2 million in 1997 compared to 1996, reflecting increases of $83.9 million (20.8%) in airfreight revenues, $9.0 million (15.0%) in ocean freight revenues and $7.5 million (15.3%) in customs brokerage and other revenues. The increase in airfreight revenues was attributable to increased shipping volumes, as the number of shipments increased 18.7% and the total weight of cargo shipped increased 13.6% over 1996, and to higher prices initiated by the Company in response to rate increases from the airlines. The significant increase in the number of shipments was due to a large increase in United States domestic shipments (the United States domestic business accounted for only 3.0% of consolidated revenues for 1997). Excluding United States domestic shipments, the increase in airfreight shipments was 2.7%. The increase in ocean freight revenue was attributable to the Company's ongoing efforts to market its ocean freight services to both existing and new customers. The increase in customs brokerage and other revenues was from the Company's continuing efforts to expand its customs brokerage activities to existing and new customers.

United States internal operating expenses increased $24.5 million (14.7%) over 1996. The increase was primarily the result of the inclusion of expenses from acquired companies, increased volume of transactions handled, and the ongoing integration and expansion of management information systems and facilities. As a percentage of gross revenues, internal operating expenses decreased to 31.3% from 32.7% in 1996 and as a percentage of net revenues, decreased to 89.1% in 1997 from 90.7% in 1996, resulting in a $6.3 million (36.7%) increase in operating profit.

Foreign Operations
------------------

Foreign revenues increased $109.8 million (13.3%) in 1997 over 1996. The increase in foreign revenues was negatively impacted by approximately $50.2 million (Europe $25.8 million, Asia and Others $24.4 million) due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $56.9 million (13.9%) over 1996, due to increases of $37.8 million (11.4%) in airfreight revenues, $9.0 million (18.9%) in ocean freight revenues and $10.1 million (34.0%) in customs brokerage and other revenues. Revenues in the Asia and Others region increased $52.9 million (12.8%) in 1997 over 1996, reflecting increases of $54.1 million (18.6%) in airfreight revenues, $5.8 million (14.5%) in customs brokerage and other revenues, and a $7.0 million (8.4%) decrease in ocean freight revenues. Excluding the effects from the sale of an affiliate (See
Note 14 of the Consolidated Financial Statements), ocean freight revenues from continuing operations were marginally lower than 1996. The increase in airfreight revenues was attributable to greater shipping volumes from existing and new customers. Customs brokerage and other revenues increased primarily due to the increase in the number of import clearances.

Foreign operating profit increased $5.9 million (14.1%) in 1997 over 1996 to $47.5 million. The European region's operating profit increased $6.4 million (37.5%) in 1997 over 1996, while the Asia and Others region's operating profit decreased $.5 million (2.0%) compared to 1996. The increase in European operating profit was attributable to the higher revenues as airfreight shipments increased 10.5% and the weight of cargo shipped increased 23.0%, and a decline in internal operating expenses as a percentage of revenues. The $.5 million decrease in the Asia and Others region's operating profit was attributable to Australia and New Zealand, where increased competition in transporting cargo to and from Australia and New Zealand, and a significant reduction in the exports of perishable produce, particularly to the Far East Region, resulted in a reduction in operating profit for these countries. This decline was offset in part by increases in operating profit from Asia, Africa, South America and Others which make up the region.

                              Results of Operations

1996 Compared to 1995
---------------------

The following table sets forth the gross revenues and net revenues for each service category, as well as the Company's internal operating expenses and operating profit:

                                                             1996          1995
                                                              ($ in millions)
Gross Revenues:
  Airfreight .....................................    $  1,026.5     $    972.6
  Ocean freight ..................................         190.1          166.2
  Customs brokerage
    and other ....................................         118.9           83.4
Total Gross Revenues .............................    $  1,335.5     $  1,222.2

Net Revenues:
  Airfreight .....................................    $    274.5     $    245.7
  Ocean freight ..................................          51.9           38.8
  Customs brokerage
    and other ....................................         106.0           82.1
Total Net Revenues ...............................         432.4          366.6

Internal Operating Expenses:
  Terminal .......................................         234.6          196.6
  Selling, general and administrative ............         139.0          122.6
Total Internal Operating Expenses ................         373.6          319.2

Operating Profit .................................    $     58.8     $     47.4

Gross revenues increased $113.3 million (9.3%) in 1996 over 1995, reflecting increases of $53.9 million (5.5%) in airfreight revenues, $23.9 million (14.4%) in ocean freight revenues and $35.5 million (42.6%) in customs brokerage and other revenues. Net revenues increased $65.8 million (17.9%) to $432.4 million in 1996 and was comprised of increases of $28.8 million (11.7%) in airfreight net revenues, $13.1 million (33.8%) in ocean freight net revenues and $23.9 million (29.1%) in customs brokerage and other net revenues. The increases in both gross and net revenues from airfreight services were attributable to increased airfreight shipping volumes, as the number of shipments increased (3.7%) and the total weight of cargo shipped increased (7.0%) over 1995, and to higher prices initiated by the Company in response to rate increases from the airlines. The increases in gross and net revenues from ocean freight services were attributable to greater shipping volumes from existing customers, the Company's continuing penetration into the ocean freight market and the inclusion of ocean freight business of acquired companies. The increases in gross and net revenues from customs brokerage and other services were largely due to the acquisitions of Radix in June 1995 and J.V. Carr in May 1996.

The Company's internal operating expenses increased $54.4 million (17.0%) in 1996 over 1995. The increase was attributable to the inclusion of operating expenses from acquired companies and the greater volume of shipments handled. As a percentage of gross revenues, internal operating expenses increased to 28.0% from 26.1% in 1995, due largely to the inclusion of the operating expenses related to the customs brokerage operations of Radix and J.V. Carr. However, due to the higher level of customs brokerage revenues, for which gross and net revenues are the same, internal operating expenses, as a percentage of net revenues, decreased to 86.4% in 1996 from 87.1% in 1995.

Consolidated operating profit increased $11.4 million (24.1%) over 1995, due primarily to significant improvement in operating profits in the Company's European region and its Asia and Others region (See Note 5 to the Consolidated Financial Statements).

Interest expense, net decreased $2.1 million to $1.3 million in 1996 due primarily to the conversion of the Company's 6.0% Convertible Subordinated Debentures. Other, net increased $1.1 million to $4.6 million in 1996, due primarily to increased earnings from unconsolidated affiliates and foreign exchange gains (See Note 14 to the Consolidated Financial Statements).

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

United States Operations
------------------------

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

United States internal operating expenses increased $47.7 million (39.9%) over 1995. The increase was primarily the result of the inclusion of expenses from acquired companies, particularly J.V. Carr, increased volume of transactions handled, and the ongoing integration and expansion of management information systems and facilities. The higher expenses resulted in a marginal increase in United States operating profit of $.5 million (2.8%) over 1995.

Foreign Operations
------------------

Foreign revenues increased $60.8 million (8.0%) in 1996 over 1995. The increase in foreign revenues was negatively impacted by approximately $12.9 million due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $22.9 million (5.9%) over 1995, due to increases of $16.5 million (5.2%) in airfreight revenues, $2.1 million (4.5%) in ocean freight revenues and $4.3 million (17.1%) in customs brokerage and other revenues. Revenues in the Asia and Others region increased $37.9 million (10.1%) in 1996 over 1995, reflecting increases of $18.2 million (6.7%) in airfreight revenues, $9.7 million (13.3%) in ocean freight revenues and $10.0 million (33.3%) in customs brokerage and other revenues. The increases in both airfreight and ocean freight revenues were attributable to greater shipping volumes from existing and new customers and the inclusion of business from acquired companies. Customs brokerage and other revenues increased primarily due to the increase in the number of import clearances.

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

Year 2000
---------

In 1997, the Company undertook an assessment to determine the impact of year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for year 2000 readiness. These plans include remediation of certain systems and the upgrading and replacement of certain other of the Company's systems. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the year 2000 to be expensed as incurred, the Company will expense the costs incurred to remediate the applicable systems. These costs are estimated to be in the range of $5.0 to $7.0 million. The estimated costs will vary as the remediation and testing of the Company's systems progresses. The Company believes that the remediation, upgrade and replacement of its systems will be ready for year 2000 prior to any impact on its operations. If, however, the remediation, upgrade or replacement of the Company's systems is not completed timely, and negatively impacts the Company's year 2000 readiness, the Company's operations may be materially affected.

New Accounting Standard
-----------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use"("SOP"). The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The provisions of this SOP will be effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is permitted. The Company will elect early application and adopt the SOP in the first quarter of 1998. Adoption of this statement of position is not expected to have a material impact on the Company's results of operations.

Forward-Looking Statements
--------------------------

Statements contained herein which are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company.

Item 7a.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1998 Annual Meeting of Shareholders.

Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report on Form 10-K.

    (1)  Financial Statements:                                             Page

          Report of Independent Public Accountants.                         F-1

          Consolidated Balance Sheets as of December 31, 1997 and 1996.     F-2

          Consolidated Statements of Operations for the years ended
          December 31, 1997, 1996 and 1995.                                 F-3

          Consolidated Statements of Stockholders' Investment for the
          years ended December 31, 1997, 1996 and 1995.                     F-4

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995.                                 F-5

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

    3a. Certificate of Incorporation, as amended through July 29, 1992.

     b. The Bylaws, as amended through March 22, 1992 (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed March 22, 1992).

    10.   Material Contracts:

     a. Employment Agreement, effective July 1, 1997 between the Company and Hendrik J. Hartong, Jr.

     b. Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann (Incorporated herein by reference to Exhibit 10(iv) to the Company's Current Report on Form 8-K filed March 22,
          1991).

     c. Air Express International Corporation 1984 International Employees' Stock Option Plan (Incorporated herein by reference to the Company's Proxy Statement, dated July 18, 1984, furnished to stockholders in connection with the Annual Meeting of Stockholders held on August 9,
          1984).

     d. Air Express International Corporation Employees' 1991 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1991 (Incorporated herein by reference to the Company's Proxy Statement, dated May 17, 1991, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1991).

     e. Air Express International Corporation Employees' 1996 Incentive Stock Option Plan, approved by the Shareholders of the Company on June 20, 1996 (Incorporated herein by reference to the Company's Proxy Statement dated May 17, 1996, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 20, 1996).

     f. Agreement And Plan Of Reorganization dated May 3, 1995, by and among RADIX VENTURES, INC., the Company, AEIC ACQUISITION CORPORATION and THE SHAREHOLDER REPRESENTATIVES (as defined therein) (Incorporated herein by reference to the Company's Report on 10Q, filed August 11,
          1995).

     g. Industrial Development Revenue Bonds, due July 1, 2024, to finance in part the development of an air cargo facility terminal building at John F. Kennedy International Airport. (The Company is not required to file this Indenture pursuant to Rule 601 (b)(iii). The Company agrees that it will furnish a copy to the Commission upon request).

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





Date:  March 30, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                        Title                             Date
---------                        -----                            -----

/s/ John M. Fowler              Director                        March 30, 1998
   (John M. Fowler)


/s/ Hendrik J. Hartong, Jr.     Chairman of the Board
   (Hendrik J. Hartong, Jr.)    of Directors                    March 30, 1998


/s/ Donald J. Keller            Director                        March 30, 1998
   (Donald J. Keller)


/s/ Andrew L. Lewis IV          Director                        March 30, 1998
   (Andrew L. Lewis IV)


/s/ Richard T. Niner            Director                        March 30, 1998
   (Richard T. Niner)


/s/ John Radziwill              Director                        March 30, 1998
   (John Radziwill)


/s/ Guenter Rohrmann            President, Chief Executive
   (Guenter Rohrmann)           Officer and Director
                               (Principal Executive Officer)    March 30, 1998

/s/ Noel E. Vargas              Director                        March 30, 1998
   (Noel E. Vargas)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Air Express International Corporation:


We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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



                                                            ARTHUR ANDERSEN LLP


New York, New York
March 20, 1998


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
(Dollars in thousands)

                                                           1997            1996
Assets

Current assets:
 Cash and cash equivalents ...........................   $  67,576    $  46,516
 Accounts receivable (less allowance for
  doubtful accounts of $4,224 and $4,721) ............     366,159      346,323
 Other current assets ................................       8,344        6,295
     Total current assets ............................     442,079      399,134
Investment in unconsolidated affiliates ..............      19,174       13,991
Restricted funds .....................................      15,957         --
Property, plant and equipment (less accumulated
  depreciation and amortization of $57,235
  and $53,455) .......................................      60,441       61,112
Deposits and other assets ............................      17,386       15,226
Goodwill (less accumulated amortization
  of $12,424 and $10,673) ............................      83,104       91,866
     Total assets ....................................   $ 638,141    $ 581,329

Liabilities and stockholders' investment

Current liabilities:
 Current portion of long-term debt ...................   $   2,654    $   3,915
 Bank overdrafts payable .............................         315        2,058
 Transportation payables .............................     174,125      166,686
 Accounts payable ....................................      58,373       50,201
 Accrued liabilities .................................      61,263       61,347
 Income taxes payable ................................      10,168       14,691
     Total current liabilities .......................     306,898      298,898
 Long-term debt ......................................      31,008       16,616
 Other liabilities ...................................       8,673        6,729
     Total liabilities ...............................     346,579      322,243

Commitments and contingencies (Note 12)

Stockholders' investment:
 Capital stock -
 Preferred (authorized 1,000,000 shares,
   none outstanding) .................................        --           --
 Common, $.01 par value (authorized 40,000,000
   shares, issued 34,676,626 and 34,179,227 shares) ..         347          342
 Capital surplus .....................................     142,674      137,060
 Cumulative translation adjustments ..................     (28,961)     (15,633)
 Retained earnings ...................................     180,887      137,989
                                                           294,947      259,758

 Less: 132,388 and 40,958 shares of treasury
     stock, at cost ..................................      (3,385)        (672)
     Total stockholders' investment ..................     291,562      259,086
     Total liabilities and stockholders' investment ..   $ 638,141    $ 581,329


See Notes to Consolidated Financial Statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(Dollars in thousands, except per share data)


                                             1997           1996         1995

Revenues ...............................  $ 1,545,720  $ 1,335,447  $ 1,222,217
Operating expenses:
  Transportation .......................    1,057,499      903,016      855,568
  Terminal .............................      266,897      234,636      196,639
  Selling, general and administrative ..      150,412      139,040      122,603
                                            1,474,808    1,276,692    1,174,810
Operating profit .......................       70,912       58,755       47,407

Other income (expense):
  Interest expense, net ................        1,360       (1,277)      (3,344)
  Other, net ...........................        6,850        4,618        3,522
                                                8,210        3,341          178
Income before provision for income taxes       79,122       62,096       47,585

Provision for income taxes .............       29,671       23,596       18,558
Net income .............................  $    49,451   $   38,500  $    29,027

Net income per common share:
  Basic ................................  $      1.44   $     1.23  $      1.07

  Diluted ..............................  $      1.41   $     1.16  $       .99


See Notes to Consolidated Financial Statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                            Cumulative
                                               Common Stock     Capital     Translation   Retained    Treasury
                                             Shares    Amount   Surplus     Adjustments   Earnings      Stock       Total
(Dollars in thousands)

Balance, December 31, 1994 ............... 29,430,504  $ 294    $ 41,900    $(11,442)    $ 108,600     $(40,002)   $ 99,350

   Exercise of common stock options ......    303,966      3       1,450          --            --           --       1,453
   Purchase of treasury stock ............       --       --          --          --            --         (990)       (990)
   Translation of foreign currency
     financial statements ................       --       --          --      (1,097)           --           --      (1,097)
   Dividends declared ($.127 per share) ..       --       --          --          --        (3,481)          --      (3,481)
   Net income for the year ...............       --       --          --          --        29,027           --      29,027
   Stock issued for Radix acquisition,
    net...................................  1,469,831     15      23,906          --            --         (617)     23,304
   Retirement of treasury stock .......... (3,337,766)   (33)     (7,185)         --       (33,774)      40,992          --


Balance, December 31, 1995 ............... 27,866,535    279      60,071     (12,539)      100,372         (617)    147,566

   Exercise of common stock options ......    214,067      1       1,843          --            --           --       1,844
   Purchase of treasury stock ............       --       --          --          --            --          (55)        (55)
   Translation of foreign currency
     financial statements ................       --       --          --      (3,094)           --           --      (3,094)
   Dividends declared ($.153 per share) ..       --       --          --          --        (5,016)          --      (5,016)
   Net income for the year ...............       --       --          --          --        38,500           --      38,500
   Stock issued for Muller acquisition ...     37,500     --         802          --            --           --         802
   Stock issued for Lusk acquisition-
    acquired under pooling of interests ..  1,124,991     12          67          --         4,133           --       4,212
   Conversion of convertible
    subordinated debentures ..............  4,936,134     50      74,277          --            --           --      74,327


Balance, December 31, 1996 ............... 34,179,227    342     137,060     (15,633)      137,989         (672)    259,086

   Exercise of common stock options ......    497,399      5       5,614          --            --           --       5,619
   Purchase of treasury stock ............       --       --          --          --            --       (2,713)     (2,713)
   Translation of foreign currency
     financial statements ................       --       --          --     (13,328)           --           --     (13,328)
   Dividends declared ($.19 per share) ...       --       --          --          --        (6,553)          --      (6,553)
   Net income for the year ...............       --       --          --          --        49,451           --      49,451


Balance, December 31, 1997 ............... 34,676,626  $ 347    $142,674    $(28,961)    $ 180,887     $ (3,385)   $291,562



See Notes to Consolidated Financial Statements.

                                       F-4



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(Dollars in thousands)

                                                                       1997      1996         1995
Cash flows from operating activities:
   Net Income ..................................................   $ 49,451    $ 38,500    $ 29,027
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...........................     13,282      10,310       7,794
       Amortization of goodwill ................................      2,563       2,370       1,983
       Amortization of bond discount ...........................         --         115         230
       Deferred income taxes ...................................        728       1,353        (785)
       Equity in earnings of unconsolidated
        affiliates .............................................     (2,993)     (1,276)     (1,449)
       Losses (gains) on sales of assets, net ..................         34        (164)       (208)
      (Gain) on sale of affiliate ..............................     (1,876)         --          --
   Changes in assets and liabilities, net of
     business acquisitions:
      (Increase) in accounts receivable, net ...................    (26,031)    (51,565)    (29,402)
      (Increase) decrease in other current assets ..............     (2,274)         25      (1,191)
      (Increase) in other assets ...............................     (2,362)       (837)     (2,126)
       Increase in transportation payables .....................      9,271       2,051      20,726
       Increase (decrease) in accounts payable .................     10,455         291      (4,170)
       Increase (decrease) in accrued liabilities ..............        590      11,585      (2,085)
      (Decrease) increase in income taxes payable ..............     (3,735)      3,861         290
       Increase in other liabilities ...........................      1,508         169       1,164
         Total adjustments .....................................       (840)    (21,712)     (9,229)

       Net cash provided by operating activities ...............     48,611      16,788      19,798

Cash flows from investing activities:
   Entity acquisitions, net of cash acquired ...................         --     (15,393)     (1,292)
   Restricted funds ............................................    (15,957)         --          --
   Other investing activities ..................................        700      (1,653)     (1,934)
   Proceeds from sales of assets ...............................        444         436         606
   Proceeds from sale of affiliate, net of
    cash given .................................................      2,003          --          --
   Capital expenditures ........................................    (18,732)    (13,826)    (20,389)
   Investment in unconsolidated affiliates .....................     (4,164)        (70)     (1,746)
   Sales of marketable securities ..............................         --          --      19,981

       Net cash used in investing activities ...................    (35,706)    (30,506)     (4,774)

Cash flows from financing activities:
    Net (repayments) borrowings in bank
    overdrafts payable .........................................     (1,522)      1,573        (780)
   Additions to long-term debt .................................     19,000       9,737       1,327
   Payment of long-term debt ...................................     (2,902)     (1,904)     (2,556)
   Issuance of common stock ....................................      5,619       1,844       1,453
   Payment of cash dividends ...................................     (6,189)     (4,581)     (3,250)
   Purchase of treasury stock ..................................     (2,713)        (55)       (990)

       Net cash provided (used) by financing
         activities ............................................     11,293       6,614      (4,796)

Effect of foreign currency exchange rates
 on cash .......................................................     (3,138)       (843)         67

Net increase (decrease) in cash and cash
 equivalents ...................................................     21,060      (7,947)     10,295

Cash and cash equivalents at beginning of year .................     46,516      54,463      44,168

Cash and cash equivalents at end of year .......................  $  67,576    $ 46,516    $ 54,463



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

Accounting Estimates -
--------------------

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

Method of Revenue Recognition -
-----------------------------

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

Property, Plant and Equipment -
-----------------------------

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
             Leasehold improvements                   Life of lease or estimated
                                                        useful life, if shorter
Goodwill -
--------

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

Cash and Cash Equivalents -
-------------------------

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Transportation Payables -
-----------------------

Transportation payables represent the Company's largest trade payables which are mainly due to airlines, steamship and trucking companies.

Reclassification -
----------------

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

(2)  Common Stock Split:
     ------------------

On June 19, 1997, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock, payable in the form of a stock dividend. The additional shares were distributed on July 25, 1997 to shareholders of record on July 11, 1997. Accordingly, all share and per share information throughout the consolidated financial statements were restated to reflect the split.

(3)  Earnings Per Share:
     ------------------

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which establishes the standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Upon adoption of FASB 128, all prior period earnings per share data was restated to conform with the new Statement. Basic earnings per share is computed by dividing net income by the weighted average of the common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average of both the common shares and common share equivalents outstanding during the year. For the years 1996 and 1995, diluted earnings per share were calculated assuming the conversion of the convertible subordinated debentures outstanding in those years, and the elimination of the related interest expense, net after tax, which approximated $1.5 million for 1996 and $2.9 million for 1995. The $1.4 million decrease in net interest expense in 1996, as compared with 1995, resulted from the Company's conversion of its 6.0% Convertible Subordinated Debentures on or before July 8, 1996.

The basic and diluted earnings per share and number of common share and common share equivalents were as follows:

                                                      1997       1996      1995
Earnings per share:
     Basic .......................................    $ 1.44    $ 1.23    $ 1.07
     Diluted .....................................    $ 1.41    $ 1.16    $  .99

Common share and common share
 equivalents (in thousands)

     Weighted-average shares outstanding .........    34,356    31,377    27,065

     Basic shares ................................    34,356    31,377    27,065

     Shares issuable with respect to
       subordinated convertible securities
       and additional common share
       equivalents ...............................       742     3,218     5,371

     Diluted equivalent shares ...................    35,098    34,595    32,436

                                       F-8

                                                                      NOTES TO
                                                                   CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                     Continued

(4)  Restricted Funds:
     ----------------

The restricted funds consist of cash and investments held in trust and committed for the construction of an air cargo facility terminal building in accordance with the Company's bond indenture (See Note 8). Investments are stated at cost, which approximates market, as it is the intent of the Company to hold the investments until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.


(5)  Regional Operations:
     -------------------

Revenues, operating profit and identifiable assets are set forth below by geographic area.

                                              Year Ended December 31,
                                        1997          1996         1995

Revenues:

U.S.A .............................  $  612,191   $  511,759   $  459,265

Europe ............................     466,912      410,027      387,164
Asia and Others ...................     466,617      413,661      375,788
  Total foreign ...................     933,529      823,688      762,952
Total revenues ....................  $1,545,720   $1,335,447   $1,222,217

Operating profit:

U.S.A .............................  $   23,389   $   17,107   $   16,636

Europe ............................      23,295       16,943       11,159
Asia and Others ...................      24,228       24,705       19,612
 Total foreign ....................      47,523       41,648       30,771

Total operating profit ............  $   70,912   $   58,755   $   47,407


                                                  December 31,
                                         1997         1996         1995

Identifiable assets:

U.S.A ............................   $  279,616   $  214,959   $  181,464

Europe ...........................      176,250      171,708      142,121
Asia and Others ..................      163,101      180,671      150,030
  Total foreign ..................      339,351      352,379      292,151

 Investment in unconsolidated
  affiliates .....................       19,174       13,991       13,228
Total identifiable assets ........   $  638,141   $  581,329   $  486,843


At December 31, 1997, net assets of foreign subsidiaries including intercompany accounts deemed to be long-term investments amounted to approximately $138.5 million.

                                                                      NOTES TO
                                                                   CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                     Continued

(6)  Property, Plant and Equipment:
     -----------------------------

A summary of property, plant and equipment, at cost, is as follows:

                                                               December 31,
                                                           1997          1996
Buildings and improvements .........................    $  29,555     $  29,258
Leasehold improvements .............................       10,620        10,319
Automotive equipment ...............................        4,064         5,149
Furniture and fixtures .............................       20,345        21,276
Terminal and data processing equipment .............       47,690        42,202
                                                          112,274       108,204
Less: accumulated depreciation and amortization ....      (57,235)      (53,455)
                                                           55,039        54,749
Land ...............................................        5,402         6,363

Property, plant and equipment, net .................    $  60,441     $  61,112


(7)  Revolving Credit Loan Agreement and Other Short-term
     Borrowing Facilities:

The Company maintains a $75.0 million unsecured Revolving Credit Loan Agreement (the "Agreement"). The Agreement with a syndicated group of U.S. banks has a three year term which expires in June 2000 with the option to extend annually on the anniversary date. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus .25% to .50% per annum. The Company is required to pay an annual facility fee at a variable rate of .12% to
 .25% on the maximum amount available under the Agreement. Among the various covenants contained in this Agreement, the Company is required to maintain certain ratios and balances as to minimum stockholders' investment, debt to stockholders' investment and fixed charge coverage. The Company is in compliance with all conditions of the Agreement. At December 31, 1997, the Company was utilizing approximately $3.2 million under this facility primarily for letters of credit issued in connection with the Company's insurance programs.

A number of the Company's foreign subsidiaries have unsecured short-term overdraft facilities with foreign banks which approximated $22.8 million at December 31, 1997. The largest single facility, extended to the Company's Netherlands subsidiary, was approximately $6.3 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1997, outstanding borrowings from these facilities were approximately $.3 million.

                                                                      NOTES TO
                                                                   CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                      Continued

(8)  Long-Term Debt:
     --------------

Long-term debt consists of the following:

                                                             December 31,
                                                          1997            1996


Industrial Development Revenue Bonds ...............     $ 19,000      $     --
Term Loan Holland-principal paid
  quarterly through 2004, in local
  currency, bearing interest at 4.30% ..............        7,190         9,765
Term Loan Singapore - principal paid
  semi-annually through 2007, in local
  currency, bearing interest at 4.90% ..............        3,952         5,002
Mortgage Australia - principal paid quarterly
  through 2002, in local currency, bearing
  interest at 10.2% payable monthly ................        1,902         2,841
Mortgage Holland - principal paid quarterly
  through 2002, in local currency, bearing
  interest at 8.51% ................................          938         1,310
Other long-term debt ...............................          680         1,613
                                                           33,662        20,531
Less: current portion ..............................       (2,654)       (3,915)
                                                         $ 31,008      $ 16,616

The maturities of long-term debt are as follows:

                         Year Ending                    Principal
                         December 31,                     Amount

                             1998                      $  2,654
                             1999                         2,437
                             2000                         2,236
                             2001                         2,232
                             2002 and beyond             24,103
                                                       $ 33,662

The combined carrying value of the assets collateralized under mortgages was approximately $7.4 million at December 31, 1997.

On July 1, 1997, as part of a lease development agreement entered into with the New York City Industrial Development Agency, the Company issued $19.0 million of Industrial Development Revenue Bonds ("Bonds"), due July 1, 2024, to finance in part the development of an air cargo facility terminal building at John F. Kennedy International Airport. The Bonds are fully secured by an irrevocable direct-pay letter of credit issued by a U.S. bank with a termination date of July 16, 2002. The Company is obligated under agreement to reimburse the bank for amounts drawn under the letter of credit. At the direction of the Company, the Bonds may be redeemed in whole or in part prior to maturity date.

The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent) which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may from time to time change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate.

                                                                      NOTES TO
                                                                    CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                     Continued

(8)  Long-Term Debt - continued:
     --------------------------

However, in no event shall the interest rate exceed the maximum annual interest rate of 15%. For 1997, the interest rate on the Bonds ranged between 3.3% and 4.1%.

The Singapore term loan is a two-tranche, fully secured loan facility for the construction of warehouse and distribution facilities. The first tranche is fully utilized bearing a 4.90% interest rate for the first five years of the loan and thereafter at the rate per annum exceeding by 1.25% the six-month SWAP Offer Rate. At December 31, 1997, the second tranche was unutilized with an available balance of approximately $9.5 million.

At  December  31,  1997,  the  fair  value  of  the  Company's   long-term  debt
approximated the carrying amount of $33.7 million.

Interest expense on long-term debt for the years ended December 31, 1997, 1996 and 1995 was approximately $1.0 million, $3.3 million and $5.5 million, respectively.

(9)  Common Stock Option Plans:
     -------------------------

The  Company  has  three  fixed  stock  option  plans:  the  1984  International
Employees' Stock Option Plan ("International Plan") and the 1991 and 1996 Employees Incentive Stock Plans ("Incentive Plans"). Under all three plans, the Company may grant options to its officers and employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. Additionally, under both Incentive Plans, the Company may grant stock appreciation rights (SAR's) to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. To date, no SAR's have been granted. For all plans, options become exercisable over a four-year vesting period and expire five years after the grant date. Under the combined plans, 3,787,500 shares of the Company's Common Stock were authorized.

The Company applies APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                         1997            1996            1995
Net Income:
          As reported ..........    $     49,451     $    38,500    $     29,027
          Pro forma ............    $     47,574     $    37,409    $     28,521

Earnings Per share:
   Basic -
          As reported ..........    $       1.44     $      1.23    $       1.07
          Pro forma ............    $       1.38     $      1.19    $       1.05

   Diluted -
          As reported ..........    $       1.41   $        1.16   $         .99
          Pro forma ............    $       1.36   $        1.12   $         .97


                                                                      NOTES TO
                                                                    CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                      Continued


(9)  Common Stock Option Plans - continued:
     -------------------------------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 27.0%, 28.0% and 27.0%, risk-free interest rates of 6.2%, 6.3% and 5.8%, dividend yield of .8% for 1997 and 1.2% for 1996 and 1995 and an expected life of four years for all years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1997, 1996 and 1995, and the changes during the years ending on those dates is presented below:


                                 1997                       1996                            1995
                                  Weighted-Average           Weighted-Average                Weighted-Average
 Options                Shares     Exercise Price   Shares    Exercise Price     Shares      Exercise Price

Options Outstanding
  Beginning of Year    1,990,450    $ 12.99        2,072,517      $12.32         1,457,921     $   8.47

Options Granted ...    1,011,375      24.48          132,000       16.49           930,375        15.83

Options Exercised .     (497,398)     11.30         (214,067)       8.61          (303,966)        4.79

Options Canceled or
 Expired ..........     (155,157)     15.01               --          --           (11,813)        8.14



Options Outstanding
 End of Year           2,349,270    $ 18.15        1,990,450      $12.99         2,072,517     $  12.32

Options Exercisable
 End of Year             790,590                     789,897                       438,105


Weighted-Average Fair
 Value of Options
 Granted During the Year   $7.23                       $4.76                         $4.35


The following table summarizes information about fixed stock options outstanding at December 31, 1997:


                                 Options Outstanding                              Options Exercisable
    Range of           Number      Weighted-Average                         Number
    Exercise         Outstanding   Years Remaining    Weighted-Average    Exercisable      Weighted-Average
     Prices          at 12/31/97   Contract Life      Exercise Price       at 12/31/97      Exercise Price

$   8.14- $ 12.33     476,026           .7              $  9.17               396,999         $  9.27
$  15.50- $ 18.24     903,869          2.5              $ 15.92               389,841         $ 15.87
$  20.42- $ 24.87     969,375          4.5              $ 24.64                 3,750         $ 21.92

                    2,349,270                                                 790,590


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

The components of income before provision for income taxes and the current and deferred components of the provision for income taxes were as follows:

                                                  Years Ended December 31,
                                              1997        1996              1995
Income before provision for income
 taxes:
       U.S ...........................     $ 31,767      $ 20,204      $ 17,538
       Foreign .......................       47,355        41,892        30,047
                                           $ 79,122      $ 62,096      $ 47,585
  Current provision:
       U.S. Federal ..................       10,837         6,346         6,056
       Foreign .......................       16,357        14,494        11,803
       State .........................        1,950         1,356         1,484
                                             29,144        22,196        19,343

  Deferred provision:
       U.S. Federal ..................          621         1,368           334
       Foreign .......................         (187)         (165)       (1,139)
       State .........................           93           197            20
                                                527         1,400          (785)
Total provision for income taxes .....     $ 29,671      $ 23,596      $ 18,558


The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:

                                                  Years Ended December 31,
                                                 1997         1996        1995

Net operating losses ..........................   $  --      $  --      $  (960)
Net change in allowance for doubtful
  accounts and other reserves .................      (264)       768       (817)
Undistributed earnings of unconsolidated
  affiliates ..................................     1,124        544        453
Accelerated depreciation ......................       260        294        186
Net unrealized foreign exchange
 (losses) gains ...............................      (593)      (206)       353
                                                  $   527    $ 1,400    $  (785)

                                                                     NOTES TO
                                                                   CONSOLIDATED
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                    Continued


(10)  Income Taxes - continued:
      ------------------------

The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 35.0% for 1997, 1996 and 1995 is attributable to the following:

                                                      Years Ended December 31,
                                               1997          1996        1995
Income before provision for income taxes ...   $ 79,122    $ 62,096    $ 47,585

Tax provision computed at statutory rate ...   $ 27,693    $ 21,734    $ 16,655

Increases (reductions) in tax provision
 due to:
   Benefit of operating loss carryforwards .       (356)       (523)         --
   Net operating losses for which no tax
     benefit has been recognized ...........        778         455         931
   Goodwill amortization ...................        846         802         625
   Other nondeductible expenses ............        337         879         777
   Foreign income taxed at different rates .     (1,643)     (1,304)     (1,083)
   State income tax, net of Federal tax
     benefit ...............................      2,043       1,553       1,249
   Other ...................................        (27)         --        (596)
Total provision for income taxes ...........   $ 29,671    $ 23,596    $ 18,558


For tax reporting  purposes,  the Company and its  subsidiaries  had  available,
dependent  upon  future  taxable  income,   the  following  net  operating  loss
carryforwards and foreign tax credits as of December 31, 1997:

                   Expiring In       Net Operating Losses   Foreign Tax Credit

                      1998             $    --                   $   480
                      2000                  136                       --
                      2001                  685                       --
                      2002                  696                       --
                      2003                  268                       --
                      2004                  108                       --
                      No Expiration      15,139                       --
                                       $ 17,032                  $   480


The net operating losses include $7.6 million incurred by companies prior to their acquisition by the Company. Future utilization of the $7.6 million in net operating losses will be treated as a reduction of goodwill. The use of any loss carryforwards or foreign tax credits is dependent upon future taxable income in the applicable taxing jurisdiction.

                                                                      NOTES TO
                                                                   CONSOLIDATED
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                     Continued

(10)  Income Taxes - continued:
      ------------------------

Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $137.9 million at December 31, 1997.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                        1997              1996
Deferred tax assets:
Reserve for doubtful accounts and
 other operating reserves ..........................     $  5,681      $  5,635
Net operating losses ...............................        7,081         5,447
Foreign tax credits ................................          480           480
Depreciation .......................................          707           334
Realized foreign exchange losses ...................           49            --
   Total deferred tax assets .......................       13,998        11,896
Valuation allowance for deferred tax assets ........       (6,121)       (4,487)
   Net deferred tax asset (included in
    "Deposits and other assets") ...................     $  7,877      $  7,409

Deferred tax liabilities:
Realized foreign exchange gains ....................     $     --      $    544
Depreciation .......................................        1,194           667
Other ..............................................           --           114
Undistributed earnings of
 unconsolidated affiliates .........................        2,462         1,337
Amortization of deductible goodwill ................          507           507
   Total deferred tax liabilities
    (included in "other liabilities") ..............        4,163         3,169
Net deferred tax (asset) ...........................     $ (3,714)     $ (4,240)

                                                                    NOTES TO
                                                                  CONSOLIDATED
                                                                   FINANCIAL
                                                                   STATEMENTS
                                                                   Continued

(11)  Retirement Plans:
      ----------------

The Company maintains a 401(k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3.0% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3.0% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $3.0 million in 1997, $2.8 million in 1996 and $1.6 million in 1995.

Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union-sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.7 million in 1997, $1.4 million in 1996 and $1.2 million for 1995. These amounts were determined by the union contracts, and the Company does not administer or control the funds. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. In 1994 the Company recorded a pre-tax charge in the amount of $1.0 million for the Company's estimated portion of its unfunded vested liability to one multi- employer pension plan. The Company accrued interest on this amount in 1995 and 1996 and subsequently paid approximately $1.6 million in the third quarter of 1996 to the Plan's trustees in full settlement of the unfunded vested liability.

One foreign subsidiary maintains a defined benefit pension plan ("the Plan") which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5.0% of their annual compensation to the Plan.

The net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 for the Plan are as follows:

                                                          December 31,
                                                1997           1996        1995

Service cost ............................     $   789      $   733      $   648
Interest cost ...........................       1,579        1,328        1,176
Actual return on assets - (gains) .......      (4,292)      (2,950)      (2,040)
Net amortization and deferral of
 actuarial gains ........................       3,294        1,752          309
Net periodic pension cost ...............     $ 1,370      $   863      $    93


                                                                     NOTES TO
                                                                  CONSOLIDATED
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                     Continued

(11)  Retirement Plans - continued:
      ----------------------------

The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and contributions were made by the Company to the Plan in 1997, 1996 and 1995. The funded status of the Plan at December 31, 1997 and 1996 is summarized below:

                                                              December 31,
                                                          1997           1996

Actuarial present value of benefit obligation:
  Vested and non-vested benefits ...................       $ 9,159       $ 8,416

  Accumulated benefit obligation ...................       $ 9,159       $ 8,416
  Effect of anticipated salary increases ...........        10,893         9,361
  Projected benefit obligation .....................        20,052        17,777
Plan assets at fair market value ...................        26,520        22,337
Unrecognized net gain ..............................       $ 6,468       $ 4,560

The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic pension cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                              December 31,
                                                         1997     1996     1995

Discount rate .......................................      9 %      9 %      9 %
Rate of increase in future compensation .............      6 %      6 %      6 %
Long-term investment return .........................      9 %      9 %      9 %

Many of the Company's other foreign subsidiaries maintain either defined benefit or defined contribution plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary and the employee, if the plan is contributory. For the years ended December 31, 1997, 1996 and 1995, pension expense for these plans approximated $5.0 million, $4.7 million and $4.0 million, respectively.

The Company does not sponsor any material retirement benefits other than pensions. Post- employment benefits other than pensions are insignificant.

                                                                       NOTES TO
                                                                   CONSOLIDATED
                                                                     FINANCIAL
                                                                     STATEMENTS
                                                                     Continued

(12)  Commitments and Contingencies:
      -----------------------------

The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1997, the minimum annual rentals under these long-term leases were as follows:

                                Year Ending
                                December 31,             Amount

                                   1998                 $ 28,266
                                   1999                   26,276
                                   2000                   20,711
                                   2001                   15,864
                                   2002                   10,166
                                   2003 and thereafter    36,715

For the years ended December 31, 1997, 1996 and 1995, rental expense for assets leased under long-term operating lease agreements approximated $23.3 million, $23.1 million and $17.2 million, respectively.

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

(13)  Foreign Currency Translation:
      ----------------------------

The Company purchases foreign currency forward exchange contracts to hedge its foreign currency exposures associated with investments in certain foreign operations and certain intercompany transactions. The Company does not use these contracts for trading purposes. At December 31, 1997, the carrying value of these contracts represents approximately $1.3 million of net unrealized gains, which was determined from the fair valuation of such contracts, and is included in other current assets in the accompanying balance sheet. The aggregate notional amount of these contracts, which will mature at various dates in 1998, was $14.7 million at December 31, 1997.

Gains or losses resulting from forward exchange contracts purchased to hedge investments in certain foreign subsidiaries are excluded from the statement of operations and are recorded, net of tax, directly to stockholders' investment. In 1997, the Company recognized a $1.3 million gain on these contracts compared with a $1.1 million loss in 1996.

The Company recognizes, in foreign exchange gains, net, gains and losses on forward exchange contracts purchased to hedge certain intercompany transactions. In 1997, the Company recognized a $1.2 million pre-tax gain on these contracts. Additionally, both gains and losses from other foreign currency transactions and translation gains and losses of subsidiaries operating in highly inflationary economies are recognized in Other, net (See Note 14 to the Consolidated Financial Statements).

                                                                     NOTES TO
                                                                   CONSOLIDATED
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                    Continued

The Company operates in many countries throughout the world, resulting in significant sums of money to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or not convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts.

(14)  Other, net:
      ----------

Other, net consists of the following:

                                                      Year Ended December 31,
                                               1997          1996         1995
Equity in earnings of unconsolidated
  affiliates ...........................      $ 3,743       $ 2,578      $ 2,148
Gain on sale of affiliate ..............        1,876            --           --
Foreign exchange gains .................        1,265         1,876        1,144
(Losses) gains on sales of assets ......          (34)          164          208
Other ..................................           --            --           22
                                              $ 6,850       $ 4,618      $ 3,522


(15)  Supplemental Disclosures of Cash Flow Information:
      -------------------------------------------------

Interest and income taxes paid were as follows:

                                                Year Ended December 31,
                                        1997               1996            1995

Interest .......................        $  1,182        $  3,020        $  5,493
Income Taxes ...................        $ 28,270        $ 17,064        $ 17,647


Non cash investing and financing activities:

On July 8, 1996, as a result of Debenture conversions, the Company issued 4,936,134 shares of its Common Stock valued at approximately $74.4 million.

In June 1995, as part of the Radix acquisition, the Company issued 1,431,912 shares of Common Stock valued at approximately $23.3 million.

                                                                     NOTES TO
                                                                   CONSOLIDATED
                                                                    FINANCIAL
                                                                    STATEMENTS
                                                                     Continued

(16)  Quarterly Revenues and Earnings (Unaudited):
       ------------------------------------------

                                                         Quarter
                                        1st        2nd        3rd        4th
Year Ended December 31, 1997

     Revenues ......................   $351,155   $386,591   $395,405   $412,569

     Operating profit ..............   $ 12,287   $ 19,411   $ 19,738   $ 19,476

     Net income ....................   $  8,539   $ 13,042   $ 13,363   $ 14,507

     Income per common share:

       Basic .......................   $    .25   $    .38   $    .39   $    .42

       Diluted .....................   $    .25   $    .37   $    .38   $    .41

Year Ended December 31, 1996

     Revenues ......................   $294,787   $320,660   $340,928   $379,072

     Operating profit ..............   $ 10,103   $ 15,678   $ 15,540   $ 17,434

     Net income ....................   $  6,147   $  9,709   $ 10,626   $ 12,018

     Income per common share:

       Basic .......................   $    .22   $    .33   $    .32   $    .35

       Diluted .....................   $    .21   $    .30   $    .31   $    .35



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(Dollars in thousands)
                                                                                            Net
                                                     Balance at                          Write-offs    Balance at
                                                     Beginning     Charges               Charged to      End
                                                     of Period    to Income   Other(1)    Reserves     of Period


Year ended December 31, 1997:
  Allowance for doubtful accounts ..................  $4,721        $1,906    $  --        $2,403     $4,224

Year ended December 31, 1996:
  Allowance for doubtful accounts ..................  $4,695        $1,124    $  320       $1,418     $4,721

Year ended December 31, 1995:
  Allowance for doubtful accounts ..................  $3,290        $2,254    $  545       $1,394     $4,695


(1) Addition to the allowance for doubtful accounts is attributable to business acquisitions which the Company made during the year.

                                  EXHIBIT INDEX


Exhibit                                                            Sequential
  No.                         Description                            Page No.


   3                          Certificate of Incorporation               51


  10                          Employment Agreement                       55


  21                          Subsidiaries of the Registrant             57


  23                          Consent of Independent Public
                              Accountants                                58


  27                          Financial Data Schedule                    59

                                                                       EXHIBIT 3
                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION

     Air Express International Corporation, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

     FIRST:       That  the  Board of  Directors  of Air  Express  International
Corporation, by the unanimous vote of its members, duly adopted a resolution setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the shareholders of said Corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

     RESOLVED, that a proposal shall be presented for vote by the shareholders of the corporation at the 1992 Annual Meeting on the Board of Directors' recommendation that the Company's Certificate of Incorporation be amended to provide for an increase in the number of shares of stock which the Company shall have authority to issue from eleven million (11,000,000) shares to forty- one million (41,000,000) shares of which forty million (40,000,000) shares shall be Common Stock with a par value of one cent ($.01) per share and one million (1,000,000) shares which shall be Preferred Stock with a par value of one dollar ($1.00) per share.

     SECOND: That thereafter, pursuant to the foregoing resolution of its Board of Directors, a meeting of the shareholders of said corporation was duly called and held on June 25, 1992 upon notice in accordance with
     Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment to the Certificate of Incorporation.

     THIRD:       That said amendment to the  Certificate of  Incorporation  was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Air Express International Corporation has caused this certificate to be signed by Dennis M. Dolan, its Vice President, and attested by Daniel J. McCauley, its Secretary, this 29th day of June, 1992.


                                          AIR EXPRESS INTERNATIONAL CORPORATION

                                          By:_____________________________
                                          Dennis M. Dolan, Vice President

ATTEST:

By:____________________________
  Daniel J. McCauley, Secretary

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                   ***********

Air Express International Corporation, a corporation organized and existing under ane by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

     FIRST:       That  the  Board of  Directors  of Air  Express  International
Corporation, by the unanimous written consent of its members, filed with the minutes of the board, duly adopted resolutions setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

     RESOLVED,    that the Certificate of  Incorporation  of this corporation be amended by adding Article Ninth thereof so that as amended, said Article shall be and read as follows:

     "No Director shall have any personal liability to the Company or its shareholders for any monetary damages for breach of fiduciary duty as a Director, except that this Article shall not eliminate or limit the liability of each Director (i) for any breach of such Director's duty of loyalty to the Company or its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which such Director derived an improper personal benefit. This Article shall not eliminate or limit the liability of such Director for any act or omission occurring prior to the date when this Article becomes effective."

     SECOND: That thereafter, pursuant to resolution of its Board of Directors, a meeting of the shareholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by stature were voted in favor of the amendment.

     THIRD:       That said  amendment was duly adopted in  accordance  with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Air Express International Corporation has caused this certificate to be signed by Walter L. McMaster, its Vice President, and attested by David L. Dephtereos, its Secretary, this 30th day of June, 1987.


                                          AIR EXPRESS INTERNATIONAL CORPORATION

                                            By: ___________________________
                                                  Walter L. McMaster
                                                  Vice President


ATTEST:


By: ___________________
    David L. Dephtereos
      Secretary

                              CERTIFICATE OF MERGER
                                       OF
                      AIR EXPRESS INTERNATIONAL CORPORATION
                                       AND
       AIR EXPRESS INTERNATIONAL MERGING CORPORATION (Pursuant to Section
         252(c) of the General Corporation Law of the State of Delaware)


AIR EXPRESS INTERNATIONAL CORPORATION, a corporation organized and existing under the laws of the State of Illinois and AIR EXPRESS INTERNATIONAL MERGING CORPORATION, a corporation organized and existing under the laws of the State of Delaware, DO HEREBY CERTIFY:
     FIRST: That Air Express International Corporation was incorporated on September 21, 1946, pursuant to the Business corporation Act of the State of Illinois (AEI-Illinois) and Air Express International Merging Corporation was incorporated on October 2, 1981, pursuant to the General Corporation Law of the State of Delaware (AEI-Delaware).
     SECOND: Pursuant to the requirements of Section 252(c) of the Delaware General Corporation Law and Section 69a of the Illinois Business Corporation Act, an agreement of merger (the "Agreement of Merger") between AEI-Illinois and AEI-Delaware has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations.
   THIRD: The name of the surviving corporation shall be AIR EXPRESS
INTERNATIONAL

MERGING CORPORATION, which shall change its name to AIR EXPRESS

INTERNATIONAL CORPORATION effective upon filing of the Certificate of Merger.
     FOURTH: The Certificate of Incorporation of the surviving corporation shall be the Certificate of Incorporation of AIR EXPRESS INTERNATIONAL MERGING CORPORATION with no amendments or changes other than the change of name set forth in Article THIRD hereof.
     FIFTH: The executed Agreement of Merger is on file at the principal place of business of AEI-Delaware, the surviving corporation, at 151 Harvard Avenue, Stamford, Connecticut 06902.
     SIXTH: A copy of the Agreement of Merger was provided to each stockholder of AEI- Illinois as Annex I to the Proxy Statement of AEI-Illinois dated October 21, 1981 which was mailed to each stockholder of record on October 22, 1981 and an additional copy will be provided without charge to any stockholder of either constituent corporation who so requests.
     SEVENTH: The authorized Capital Stock of-AEI Illinois is 5,000,000 shares of Common Stock, par value $.Ol per share, and 10,000 shares of $6.00 cumulative convertible preferred stock, par value $1.00 per share.
     EIGHTH: The Merger shall be effective on the 31st day of December, 1981.

     IN WITNESS WHEREOF, we have signed this certificate on the 23 day of December, 1981.

                                             AIR EXPRESS INTERNATIONAL
                                       CORPORATION, an Illinois corporation

Attest:
__________________________                  By:________________________
Secretary                                               President


                                             AIR EXPRESS INTERNATIONAL
MERGING
                                           CORPORATION, a Delaware corporation


Attest:

__________________________                  By:___________________________
Secretary                                                President

                                                                     Exhibit 10

                              EMPLOYMENT AGREEMENT


     Agreement made as of July 1, 1997, by and between AIR EXPRESS INTERNATIONAL CORPORATION, a Delaware corporation with its offices at 120 Tokeneke Road, Darien, Connecticut 06820 ("AEI") and HENDRIK J. HARTONG, JR. of Two Soundview Drive, Greenwich, Connecticut 06830 ("HJH").

The parties agree as follows:

1. That HJH is hereby employed by AEI as the Chairman of the Board of Directors of AEI to:

          - Serve as Chairman of the  Meetings of the Board of Directors of AEI.
          - Serve as Chairman  of the  Meetings  of the  Shareholders  of AEI.
          - Serve as Chairman of the Executive Committee of the Board of Directors of AEI.

          In addition, HJH shall provide such evaluation and due diligence of acquisition candidates and investor relations services as shall be requested by the Chief Executive Officer of AEI.

2. This Agreement shall commence on July 1, 1997 and end on June 30, 2002. The Agreement may be terminated at any time by the Board of Directors of AEI or by mutual agreement of HJH and the Board of Directors of AEI. In either event, on termination of this Agreement, HJH will be paid a sum equal to the annual salary payable by AEI to HJH hereunder for the remaining term of this Agreement.

3. If there is a "change in control" of AEI, as is defined in this Agreement, either party will have the right to terminate this Agreement at any time after the change in control, and in the event of such termination, HJH will be paid a sum equal to the annual salary payable by AEI to HJH hereunder for the remaining term of this Agreement. "Change in control" is defined to have occurred when: a) more than 40 percent of AEI's outstanding common stock (or the equivalent in voting power of any class or classes of outstanding securities of AEI ordinarily entitled to vote in the election of directors) shall be beneficially held or acquired by any corporation or person or group; or (b) there is a sale or other disposition of all or substantially all of the assets or business of AEI.

4. HJH will receive an annual salary of $150,000.00 and shall be eligible to participate in the AEI medical/dental/life insurance and 401(k) benefit plans.

5. AEI will continue to provide life insurance coverage to HJH under General American Life Insurance Policy Number 6127139 during the term of this Agreement.

6. This Agreement shall be governed by the laws of the State of Connecticut and constitutes the only agreement between the parties relating to the employment of HJH by AEI, and supersedes and terminates all previous consulting, employment and severance agreements between HJH and AEI.


                                          AIR EXPRESS INTERNATIONAL CORPORATION


Attest:                                  By: _______________________________
                                             Guenter Rohrmann, President
______________________________               and Chief Executive Officer
Daniel J. McCauley, Secretary



                                             _______________________________
                                                 HENDRIK J. HARTONG, JR.

                                                                     EXHIBIT 21

                      AIR EXPRESS INTERNATIONAL CORPORATION
               SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 1997

                                                                     Percent
                                                  Jurisdiction      of Shares
                                                      of            Owned by
              Name                               Incorporation    Direct Parent

Air Express International USA, Inc.                  Delaware          100%
Radix Ventures Inc.                                  Delaware          100%
Surface Freight Corporation                          Florida           100%
Votainer USA Inc.                                    Delaware          100%
Luskcom Group Inc.                                   Louisiana         100%
Air Express International (Australia)                Australia         100%
Air Express International (Belgium) N.V.             Belgium           100%
Air Express International do Brazil Ltda. S.C.       Brazil            100%
Air Express International (Canada) Limited           Canada            100%
Air Express International (Fiji) Limited             Fiji              100%
Air Express International Finland Oy                 Finland            90%
Air Express International France S.A.                France            100%
Air Express International GmbH                       Germany           100%
Air Express International (H.K.) Limited             Hong Kong         100%
Air Express International (Ireland) Limited          Ireland           100%
Air Express International Luxembourg                 Luxembourg        100%
Air Express International Holding B.V.               The Netherlands   100%
Air Express International Limited                    New Zealand       100%
AEI (Norway) A.S.                                    Norway             75%
Air Express International (PNG) Pty. Limited         Papua New Guinea  100%
Air Express International Corporation Del Peru S.A.  Peru              100%
Air Express International Singapore (Pte.) Limited   Singapore         100%
Air Express International (S.A.) Pty. Limited        South Africa      100%
AEI Ltd.                                             Switzerland       100%
Air Express International Limited                    Switzerland       100%
AEIC Air Cargo, Inc.                                 Taiwan            100%
Air Express International (U.K.) Ltd.                United Kingdom    100%
Air Express International (PVT) Limited              Zimbabwe          100%

                                                                    EXHIBIT 23




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report, dated March 20, 1998, included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-10799, 33-52955, 33-63035, 333-18853, 333-6999 and 333-25629.




                                                            ARTHUR ANDERSEN LLP



New York, New York
March 20, 1998