Form 10-K/A
period 1997-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1998-04-30
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                          -----------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number  1-8306
                        ------

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      -------------------------------------
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

                                 (203) 655-7900
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of Class                 Name of each exchange on which
       --------------                 ------------------------------
                                                registered
                                                ----------

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

                                  Yes   X   No
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was as of April 24, 1998 was $735,807,114.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 24, 1998 was 34,736,653.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                INTRODUCTORY NOTE

          This Amendment No. 1 on Form 10-K/A of Air Express International Corporation (the "Company") amends and restates in their entirety Items 10, 11, 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.

                                   TABLE OF CONTENTS

Part III.                                                                Page
---------                                                                ----

Item 10 - Directors and Executive Officers of the Registrant               3

Item 11 - Executive Compensation                                           6

Item 12 - Security Ownership of Certain Beneficial Owners
          and Management                                                  12

Item 13 - Certain Relationships and Related Transactions                  14

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant

          (a) Directors of the Registrant

          The following table sets forth information concerning the directors of the Company as of April 24, 1998.

                                                                             Director
                                       Principal Occupation and Other      Continuously
Name                        Age                 Directorships                  Since
-----------------------    -----     ----------------------------------    -------------


                                     Executive Vice President and
John M. Fowler              49       Chief Financial Officer,                   1985
                                     MoneyGram Payment Systems, Inc.
                                     since October 1996.  Independent
                                     business consultant from July
                                     1995 through October 1996.
                                     Executive Vice President of
                                     Travelers Group Inc. (formerly
                                     Primerica Corporation), New
                                     York, New York, 1991 through
                                     June 1995.  Director of
                                     Transatlantic Holdings, Inc. and
                                     MoneyGram Payment Systems, Inc.

Hendrik J. Hartong,         59       Chairman of the Board of the               1985
                                     Company since 1985 (Chief
                                     Executive Officer from 1985 to
                                     1989); General partner since
                                     1985 of Brynwood Management,
                                     since 1988 of Brynwood
                                     Management II and since 1996 of
                                     Brynwood Management III,
                                     entities that serve,
                                     respectively, as the managing
                                     general partner of Brynwood
                                     Partners Limited Partnership,
                                     Brynwood Partners II L.P. and
                                     Brynwood Partners III, L.P,
                                     private investment
                                     partnerships.  Director of Hurco
                                     Companies, Inc.

Donald  J. Keller           66       Chairman of the Board of Vlasic            1990
                                     Foods International; Inc. since
                                     December 1997; Chairman of the
                                     Board of Prestone Products
                                     Corporation since January 1995,
                                     Chairman of the Board of B.
                                     Manischewitz Company since March
                                     1993 (President, Co-Chief
                                     Executive Officer and a director
                                     from May 1992 to March 1993).




                                                                             Director
                                       Principal Occupation and Other      Continuously
Name                        Age                 Directorships                  Since
-----------------------    -----     ----------------------------------    -------------


Andrew L. Lewis IV          41       President, KRR Partners L.P., a            1986
                                     private investment partnership,
                                     since July 1993; independent
                                     business consultant from July
                                     1990 to March 1993; Chief
                                     Executive Officer of
                                     Environmental Management
                                     Services, an environmental
                                     consulting firm, from 1988 to
                                     1990.  Director of Hurco
                                     Companies, Inc. and Independence
                                     Blue Cross and Blue Shield of
                                     Philadelphia.

Richard T. Niner            58       General Partner since 1985 of              1985
                                     Brynwood Management and since
                                     1988 of Brynwood Management II,
                                     entities that serve,
                                     respectively, as managing
                                     general partner of Brynwood
                                     Partners Limited Partnership and
                                     Brynwood Partners II L.P.,
                                     private investment
                                     partnerships.  Director of Arrow
                                     International, Inc., Case
                                     Pomeroy & Company, Inc. and
                                     Hurco Companies, Inc.

John Radziwill              50       President of Radix Organization            1995
                                     Inc. since 1976; President of
                                     Radix Ventures Inc. from 1979
                                     until its acquisition by the
                                     Company in June 1995.

Guenter Rohrmann            59       President and Chief Executive              1985
                                     Officer of the Company since
                                     1989.

Noel E. Vargas              70       President of Luskcom Group Inc.            1996
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

          During the year ended December 31, 1997, there were five meetings of the Board of Directors, two meetings of the Executive Committee, two meetings of the Audit Committee, three meetings of the Compensation and Stock Option Committee, and one meeting of the Nominating Committee. Each director attended more than 75% of the aggregate of the meetings of the Board of Directors and of the committees thereof on which he served.

Director Compensation

          During 1997, each director who is not an officer of the Company received an annual fee of $16,000 for serving as a director and $1,000 for each day of attendance at meetings of the Board of Directors or a committee thereof.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who beneficially owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock and to furnish copies of such reports to the Company. Based solely upon a review of the copies of the forms furnished to the Company and inquiry of the Company's directors and executive officers, the Company believes that all of its directors and executive officers, and all persons owning beneficially more than ten percent of the Company's Common Stock, complied in a timely manner with all filing requirements applicable to them with respect to transactions during the year ended December 31, 1997.

          (b) Executive Officers of the Registrant

          Reference is made to the information with respect to executive officers of the Company under the caption "Executive Officers of the Company" at the end of Part I of the 1997 Form 10-K

          Each executive officer of the Company holds office for a term expiring at the first meeting of the Board of Directors of the Company following the Annual Meeting of Shareholders of the Company after his or her election and until his or her successor is duly elected and has qualified or until his or her earlier death, resignation or removal.

Item 11.  Executive Compensation

          Annual compensation paid to executive officers of the Company consists solely of salary and incentive compensation bonus. Executive officers also receive an allowance of $6,000 per year to defray automobile expenses but do not receive any other perquisites. Long-term compensation has consisted solely of the grant of stock options although the Compensation and Stock Option Committee also has the power to grant stock appreciation rights under the Company's 1996 Incentive Stock Plan.

                           Summary Compensation Table

          The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company to the Chief
Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) as of December 31, 1997, for their services in all capacities for each of the years in the three-year period ended December 31, 1997:


                                                                  Long-Term
                                                                  Compensation
                                                                  -----------
                                                                  Securities
                                Annual Compensation (1)           Underlying       All Other
   Name and Principal      -----------------------------------    Options(2)     Compensation
        Position             Year       Salary($)     Bonus($)    (# of shares)     ($)(3)
 -----------------------   ---------    ---------    ---------    -------------  ------------

Guenter Rohrmann              1997       525,000     1,200,000         - 0 -       114,549
  President and Chief         1996       480,000       800,000         - 0 -        40,497
  Executive
  Officer                     1995       450,000       650,000       112,500         9,000

Robert J. O'Connell           1997       200,000       250,000        15,000        55,299
  Senior Vice President       1996       190,000       150,000         - 0 -        14,740
                              1995       180,000       110,000        22,500         9,000

Dennis M. Dolan               1997       190,000       250,000        15,000        26,000
  Vice President and          1996       175,000       150,000         - 0 -        13,088
  Chief
  Financial Officer           1995       160,000       100,000        22,500         9,000

Giorgio Laccona               1997       170,000       250,000        15,000        24,600
  Vice President, General     1996       155,000       150,000         - 0 -        12,488
  Manager
  North America               1995       140,000        75,000        22,500         9,000

Daniel J.McCauley             1997       155,000       100,000        15,000        58,699
  Vice President,             1996       145,000        75,000         - 0 -         7,000
  Secretary
  and General Counsel         1995       135,000        50,000        15,000         6,227

-----------------
(1) Salary levels for each year are fixed at the beginning of the year. Bonuses for each year are determined following the end of the year.
(2) Adjusted to reflect stock  dividend  paid on July 25, 1997.
(3) Consists of contributions by the Company to its 401(k) Retirement Plan, which covers substantially all U.S.-based employees who are not covered by a collective bargaining agreement. The Company contributes (i) a sum equal to 3% of the salary of each eligible employee and (ii) a further sum, not exceeding 3% of the employee's salary, equal to the amount, if any, contributed by the employee, subject to certain limitations imposed by the Internal Revenue Code. Contributions under the 401(k) Retirement Plan for 1997 for Messrs, Rohrmann, O'Connell, Dolan, Laccona, McCauley were $9,600, $9,600, $9,600, $9,300 and $7,157, respectively. In addition, the Company makes contributions under its Deferred Compensation Plan equal to 3% of the amounts deferred thereunder by the named executive officers. Contributions under the Deferred Compensation Plan for 1997 for Messrs. Rohrmann, O'Connell, Dolan, Laccona and McCauley were $34,950, $5,700, $5,400, $4,800 and $4,534, respectively. A participant's interest in the Company's contributions to the 401(k) Retirement Plan and the Deferred Compensation Plan vests at the rate of 20% for each of the first five years of service and is fully vested thereafter. The balance in 1997 represents the dollar value of premiums paid by the Company with respect to life insurance for the benefit of each of the named executive officers.

                           Stock Option Grants in 1997

          The following table sets forth information with respect to the grant of stock options during 1997 to the executive officers named in the Summary Compensation Table.

                         Individual Grants
----------------------------------------------------------------------
                                 Percent
                                 of Total                                   Potential Realizable
                                 Options                                      Value at Assumed
                     Options    Granted to     Exercise                   Annual Rates of Stock
                     Granted     Employees     Price Per    Expiration     Price Appreciation
     Name           (# of Shs.    1997(2)     Share ($)(1)     Date         Option Term(4)(3)
----------------    ----------  -----------   ------------  ----------    ----------------------
                                                                             5%           10%
                                                                          ---------    ---------
Guenter Rohrmann        -0-          --            --          --             --           --
Giorgio Lacona        15,000        1.62         24.87       6/19/02       102,672      227,292
Robert J. O'Connel    15,000        1.62         24.87       6/19/02       102,672      227,292
Dennis M. Dolan       15,000        1.62         24.87       6/19/02       102,672      227,292
Daniel J. McCauley    15,000        1.62         24.87       6/19/02       102,672      227,292


(1) All options were granted at an exercise price equal to the market value on the date of grant and the number of shares covered by the grants and the exercise price have been adjusted to reflect the stock divident paid on July 25, 1997.

(2) Options with respect to a total of 926,625 shares were granted to employees in 1997.

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


                     Aggregated Option Exercises in 1997 and
                        Option Value at December 31, 1997

          The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to the exercise of stock options during 1997 and holdings of unexercised options at the end of the year:


                                                               Number of Shares             Value of Unexercised
                             Shares                         Underlying Unexercised              In-the-Money
                            Acquired        Value                  Options at                    Options at
       Name               Exercise (#)   Realized ($)          Fiscal Year End (#)          Fiscal Year End ($)(1)
       ----               ------------   -----------      ---------------------------    ----------------------------
                                                          Exercisable   Unexercisable    Exercisable    Unexercisable
                                                          -----------   -------------    -----------    -------------
Guenter Rohrmann             67,500       1,214,797         86,625          66,375        1,492,389       1,047,459
Robert J. O'Connell          33,750         607,399         31,500          26,250          609,913         249,499
Dennis M. Dolan              22,500         404,392         21,375          29,625          387,461         323,652
Giorgio Laccona              16,875         384,784         22,500          26,250          412,174         249,499
Daniel J. McCauley           11,250         202,467         12,562          24,188          221,219         231,584


(1) Based on the excess of (i) the aggregate market value (closing price on the NASDAQ National Market) of the underlying shares on December 31, 19976, over
    (ii) the aggregate exercise price of the options.

Employment Contracts and Change-of-Control Arrangements

          The Company is party to an employment agreement with Mr. Rohrmann that provides for an annual base salary and such annual incentive compensation bonus as the Compensation and Stock Option Committee may determine. Mr. Rohrmann's base salary is subject to review annually and currently is $560,000 By its terms, the agreement will expire December 31, 2000. The agreement provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary for the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is defined in the agreement as (i) the acquisition by any person (which term includes any entity or group) of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.

Performance Graph

               The following Performance Graph compares the cumulative total shareholder return on the Company's Common Stock over the five years ended December 31, 1997, with the cumulative total return for the same period of (i) the Standard & Poor's 500 Stock Index and (ii) a peer group comprised of four publicly-held companies: Airborne Freight Corporation, Expediters International of Washington, Inc., Circle International Group, Inc. (formerly, The Harper Group, Inc.), and Fritz Companies, Inc. Dividend reinvestment has been assumed and, with respect to companies in the peer group, the returns of each company have been weighted to reflect its stock market capitalization relative to that of the other companies in the group.

                       FIVE YEAR CUMULATIVE TOTAL RETURNS
                   VALUE OF $100 INVESTED ON DECEMBER 31, 1992




                               [PERFORMANCE GRAPH]



                             1992        1993        1994       1995         1996        1997
                             ----        ----        ----       ----         ----        ----
Air Express International
Corporation                $100.00      $73.85     $112.73     $130.37     $184.67     $263.13
S&P 500 Stock Index        $100.00     $110.08     $111.54     $153.45     $188.69     $251.64
Peer Group                 $100.00     $134.04     $132.43     $188.03     $158.85     $268.80



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

          In determining the cash bonuses to be paid for 1997 to the Company's senior executive officers, including the Chief Executive Officer, the Committee noted that the Company reported record revenues and earnings for the fourth year in a row and that this strong performance was reflected in continued appreciation in the market price of its Common Stock. In additon, the Committee observed that management continued to integrate successfully various operations that were acquired into the Company's logistics service and information network.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth as of April 24, 1998 (except as otherwise noted), information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table under "Executive Compensation" in this Proxy Statement, (iii) each current director and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:


                                                                  Percentage of
                                                 Shares Owned      Outstanding
         Beneficial Owner                      Beneficially (#)   Shares (%)(1)
         ----------------                      ----------------   -------------

Wellington Management Company (2) ............    3,165,659            9.1
  75 State Street
  Boston, Massachusetts 02109
FMR Corp. (3) ................................    1,960,656            5.6
  82 Devonshire Street
  Boston, Massachusetts ;02109
Hendrik J. Hartong, Jr. (4) ..................      459,817            1.3
Guenter Rohrmann (5) .........................      459,845            1.3
Robert J. O'Connell (6) ......................       35,297            (12)
Dennis M. Dolan (7) ..........................       99,112            (12)
Giorgio Laccona (8) ..........................       46,722            (12)

                                                                  Percentage of
                                                 Shares Owned      Outstanding
         Beneficial Owner                      Beneficially (#)   Shares (%)(1)
         ----------------                      ----------------   -------------

Daniel J. McCauley(9) ........................       53,738            (12
John M. Fowler ...............................       45,000            (12)
Donald J. Keller .............................        5,063            (12)
Andrew L. Lewis IV ...........................       12,607            (12)
Richard T. Niner (10) ........................      357,087            1.0
John Radziwill ...............................      408,502            1.2
Noel E. Vargas (11) ..........................      468,478            1.3
All directors and executive officers
as a group (consisting of 13 persons) ........    2,397,530            6.8


--------------------
     (1) Shares issuable upon the exercise of stock options owned by that person which can be exercised within 60 days of April 24, 1998, are deemed outstanding for the purpose of computing the number and percentage of outstanding shares owned by that person (and any group that includes that person) but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.
     (2) Based on information set forth in an amendment to a Schedule 13G filed by Wellington Management Company ("Wellington"), dated January 12, 1998, Wellington shared voting power with respect to 1,904,694 and shared dispositive power with respect to of 3,165,659 shares owned by clients for whom it acts as an investment advisor.
     (3) Based on information set forth in an amendment to a Schedule 13G dated February 14, 1998 filed jointly by FMR Corp. ("FMR"), Edward C. Johnson 3d ("Mr. Johnson") Abigail P. Johnson ("Ms. Johnson"), FMR, Mr. Johnson and Ms. Johnson owned an aggregate of 1,960,656 shares. This amendment indicates that FMR, Mr. Johnson and Ms. Johnson have sole dispositive power over all 1,960,656 shares, that FRM has sole voting power over 590,656 shares and no shared voting power over any shares and that neither Mr. Johnson nor Ms. Johnson have sole or shared voting power with respect to any of such shares.
     (4) Includes 83,250 shares issuable upon the exercise of stock options.
     (5) Includes 124,875 shares issuable upon the exercise of stock options.
     (6) Includes 9,375 shares issuable upon the exercise of stock options.
     (7) Includes 34,125 shares issuable upon the exercise of stock options.
     (8) Includes 20,625shares issuable upon the exercise of stock options.
     (9) Includes 21,750 shares issuable upon the exercise of stock options.
     (10) Includes 5,061 shares held in custodial accounts for the benefit of Mr. Niner's children.
     (11) Includes 167,820 shares held as trustee of the Vargas Family Trust for the benefit of Mr. Vargas and certain members of his family as to which Mr. Vargas has sole voting and dispositive power.
     (12) Less than 1%.

Item 13.  Certain Relationships and Related Transactions

          The Company is not a party to any relationship or transaction required to be disclosed pursuant to Item 404 of Regulation S-K in this Amendment No. 1 to the 1997 Form 10-K.

                                   Signatures(1)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIR EXPRESS INTERNATIONAL
                                               CORPORATION.



                                               By:  /s/ Daniel J. McCauley
                                                    -------------------------
                                                    Daniel J. McCauley
                                                    Vice President, Secretary
                                                    and General Counsel
Dated:  April 30, 1998




-------------------
(1) This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part V.F.2. of Release 34-31905 (February 23, 1993).