Form 10-Q
period 1998-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1998-05-14
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

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

The number of shares of common stock outstanding as of May 11, 1998 was 34,752,917 (Net of 140,086 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      March 1998 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                       Page

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as at
           March 31, 1998 and December 31, 1997.........................  2

           Condensed Consolidated Statements of Operations -
           three months ended March 31, 1998 and 1997...................  3

           Consolidated Statements of Cash Flows -
           three months ended March 31, 1998 and 1997...................  4

           Notes to Condensed Consolidated Financial
           Statements...................................................  5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  7


                         Part II - Other Information


Item 1.  Legal Proceedings.............................................. 10

Item 6.  Exhibits and Reports on Form 8-K............................... 10


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                    March 31,1998   Dec 31,1997
                                                     (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .........................   $  68,367    $  67,576
   Accounts receivable, (less allowance for
    doubtful accounts of $4,295 and $4,224) ..........     362,464      366,159
   Other current assets ..............................       7,474        8,344
         Total current assets ........................     438,305      442,079
Investment in unconsolidated affiliates ..............      26,522       19,174
Restricted funds .....................................      12,149       15,957
Property, plant and equipment (less accumulated
 depreciation and amortization of $60,912
 and $57,235) ........................................      63,631       60,441
Deposits and other assets ............................      19,959       17,386
Goodwill (less accumulated amortization
 of $12,977 and $12,424) .............................      81,895       83,104
         Total assets ................................   $ 642,461    $ 638,141

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................   $   2,686    $   2,654
   Bank overdrafts payable ...........................          -           315
   Transportation payables ...........................     173,586      174,125
   Accounts payable ..................................      59,796       58,373
   Accrued liabilities ...............................      58,641       61,263
   Income taxes payable ..............................       7,623       10,168
         Total current liabilities ...................     302,332      306,898
   Long-term debt ....................................      30,925       31,008
   Other liabilities .................................       8,721        8,673
         Total liabilities ...........................     341,978      346,579

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................          -            -
   Common, $.01 par value (authorized 40,000,000
    shares, issued 34,844,927 and 34,676,626 shares ..         348          347
   Additional paid-in capital ........................     145,418      142,674
   Cumulative translation adjustments ................     (30,684)     (28,961)
   Retained earnings .................................     188,882      180,887
                                                           303,964      294,947
Less: 135,755 and 132,388 shares of treasury stock,
       at cost .......................................      (3,481)      (3,385)
   Total stockholders' investment ....................     300,483      291,562
   Total liabilities and stockholders' investment ....   $ 642,461    $ 638,141



                   The accompanying notes are an integral part
                         of these financial statements.

                                                                         Page 3

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)

                                                         Three Months Ended
                                                              March 31,
                                                         1998          1997

Revenues .....................................         $372,376         $351,155

Operating expenses:
 Transportation ..............................          254,523          238,724
 Terminal ....................................           67,126           64,126
 Selling, general and
  administrative .............................           37,571           36,018
Operating profit .............................           13,156           12,287

Other income:
 Interest, net ...............................              357              208
 Other, net ..................................            2,055            1,278
                                                          2,412            1,486

Income before provision
 for income taxes ............................           15,568           13,773

Provision for income taxes ...................            5,838            5,234
Net income ...................................         $  9,730         $  8,539

Income per common share:
     Basic ...................................         $    .28         $    .25
     Diluted .................................         $    .28         $    .25

Weighted average number
  of common shares (000's):
     Basic ...................................           34,639           34,184
     Diluted .................................           35,381           34,883


                   The accompanying notes are an integral part
                         of these financial statements.

                                                                          Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


(Dollars in thousands)

                                                           1998           1997
Cash flows from operating activities:
   Net Income ..........................................   $  9,730    $  8,539
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...................      3,436       3,041
       Amortization of goodwill ........................        622         652
       Deferred income taxes ...........................     (1,490)     (1,000)
       Equity in earnings of unconsolidated
        affiliates .....................................     (1,069)       (712)
       Gains on sales of assets, net ...................         (8)        (27)

   Changes in assets and liabilities:
       Decrease in accounts receivable, net ............      2,117       7,837
       Decrease (increase) in other current assets .....        862        (550)
      (Increase) in other assets .......................       (619)       (741)
      (Decrease) increase in transportation payables ...       (536)      6,514
       Increase in accounts payable ....................      1,939       2,302
      (Decrease) in accrued liabilities ................     (2,429)     (2,411)
      (Decrease) in income taxes payable ...............     (1,501)       (182)
       Increase in other liabilities ...................         78          54
         Total adjustments .............................      1,402      14,777

       Net cash provided by operating activities .......     11,132      23,316

Cash flows from investing activities:
   Restricted funds ....................................      3,808           -
   Other investing activities ..........................          -          41
   Proceeds from sales of assets .......................        283         295
   Capital expenditures ................................     (6,787)     (3,110)
   Investment in unconsolidated affiliates .............     (7,040)     (1,179)

       Net cash used in investing activities ...........     (9,736)     (3,953)

Cash flows from financing activities:
    Net repayments in bank overdrafts payable ..........       (366)     (1,745)
    Payment of long-term debt ..........................        (39)       (662)
    Issuance of common stock ...........................      1,847         837
    Payment of cash dividends ..........................     (1,728)     (1,364)
    Purchase of treasury stock .........................        (96)          -

       Net cash used by financing activities ...........       (382)     (2,934)

Effect of foreign currency exchange rates on cash ......       (223)       (600)

Net increase in cash and cash equivalents ..............        791      15,829

Cash and cash equivalents at beginning of period .......     67,576      46,516

Cash and cash equivalents at end of period .............   $ 68,367    $ 62,345


                   The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1998, the consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the March 31, 1997 financial statements were reclassified to conform to the classification of March 31, 1998 financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1997.

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1998.


B.   Interest, net was as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                             1998         1997

        Interest expense .........................          $(323)       $(383)
        Interest income ..........................            680          591
                                                            $ 357        $ 208

C.    Other, net was as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                             1998         1997

       Equity in earnings of
         unconsolidated affiliates ................        $1,574      $  712
        Foreign exchange gains ....................            473        539
        Other .....................................              8         27
                                                           $2,055      $1,278

D.    Supplemental disclosures of cash flow information:

                                                            Three Months Ended
                                                                   March 31,
                                                              1998        1997
         Interest and income taxes paid:
            Interest ...............................       $  222      $  264
            Income taxes ...........................        4,465       4,818
                                                           $4,687      $5,082


E.    Comprehensive income:

                                                            Three Months Ended
                                                                  March 31,
                                                              1998        1997
         Net income .................................      $ 9,730     $ 8,539

         Other comprehensive income:
           Translation of foreign currency
            financial statements ....................        (1,861)    (2,024)
           Income tax benefit .......................           138        681
                                                             (1,723)    (1,343)
         Comprehensive income .......................       $ 8,007    $ 7,196

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

                                                            Three Months Ended
                                                                  March 31,
                                                          1998            1997
Gross Revenues:
  Airfreight .......................................        $  291.5    $  272.7
  Ocean freight ....................................            43.2        44.3
  Customs brokerage and other ......................            37.7        34.2
    Total Gross Revenues ...........................        $  372.4    $  351.2

Net Revenues:
  Airfreight .......................................        $   74.6    $   69.4
  Ocean freight ....................................            12.5        13.3
  Customs brokerage and other ......................            30.8        29.7
    Total Net Revenues .............................           117.9       112.4

Internal Operating Expenses:
  Terminal .........................................            67.1        64.1
  Selling, general and administrative ..............            37.6        36.0
    Total Internal Operating Expenses ..............           104.7       100.1

Operating Profit ...................................        $   13.2    $   12.3

     Consolidated gross revenues for the first quarter of 1998 increased $21.2 million (6.0%) over the first quarter of 1997. The increase in revenues was negatively impacted by approximately $20.4 million due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues increased $5.5 million (4.9%) over the comparable 1997 period. The increases in gross revenues were comprised of a $18.8 million (6.9%) increase in airfreight revenues, $1.1 million (2.5%) decrease in ocean freight revenues, and a $3.5 million (10.2%) increase in customs brokerage and other revenues. The increases in net revenues were comprised of a $5.2 million (7.5%) increase in airfreight net revenues, a $.8 million (6.0%) decrease in ocean freight net revenues, and a $1.1 million (3.7%) increase in customs brokerage and other net revenues. The increases in gross and net revenues from airfreight services were attributable to an increase of 3.8% in the number of international shipments and a corresponding increase of 13.9% in the total weight of cargo shipped. The gross margin (net revenues as a percentage of gross revenues) for airfreight services increased marginally over the first quarter of 1997 to 25.6%. Excluding the effects from the sale of the

Company's 60.0% ownership in a foreign subsidiary, which occurred subsequent to the first quarter of 1997, ocean freight gross revenues increased $3.2 million (8.0%) over the first quarter of 1997, while net revenues remained unchanged. The increases in gross and net revenues from customs brokerage and other services were mainly due to the Company's continuing efforts to expand its customs brokerage activities to existing and new customers.

     Internal operating expenses increased $4.6 million (4.6%) over the first quarter of 1997. The increase was mainly due to the additional expenses incurred in connection with the greater shipping volumes. As percentage of gross revenues, internal operating expenses declined .4% from 28.5% for the first quarter of 1997 to 28.1% for the first quarter of 1998.

     Consolidated operating profit for the first quarter of 1998 increased $.9 million (7.3%) over the first quarter of 1997. The increase reflects increases in operating profit in the Company's foreign operations.

     Other, net increased $.8 million over the first quarter of 1997. The increase was mainly attributable to the results from equity investments in two foreign joint ventures which were acquired subsequent to the first quarter of 1997.

     The effective income tax rate for the first quarter of 1998 decreased to 37.5% from 38.0% for the first quarter of 1997. The decrease was largely the result of a shift in the mix of worldwide earnings to countries with lower effective tax rates along with reduced losses incurred by certain foreign subsidiaries for which there were no tax benefits available.

Liquidity and Capital Resources

     At March 31, 1998, cash and cash equivalents increased approximately $.8 million to $68.4 million from $67.6 million at December 31, 1997. For the first quarter of 1998, the Company's primary sources of cash were $11.1 million from operating activities and $3.8 million from restricted funds; while its primary uses were for: investments in unconsolidated affiliates of $7.0 million, capital expenditures of $6.8 million and dividend payments of $1.7 million. Cash flow provided by operating activities decreased approximately $12.2 million when compared with the first quarter of 1997. The decrease resulted mainly from a decline in transportation payables coupled with an increase in accounts receivable. Working capital increased marginally in the quarter to $136.0 million.

     Capital expenditures increased approximately $3.7 million from $3.1 million for the first quarter of 1997 to $6.8 million for the first quarter of 1998.
Approximately $3.8 million of the capital expenditures relates to the construction of a freight terminal at New York's John F. Kennedy International Airport, with the remaining balance primarily for improvement and expansion of facilities and management information services.

     At March 31, 1998, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $22.7 million, none of which was utilized.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.


Year 2000

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

PART II - OTHER INFORMATION


Item 1. - Legal Proceedings

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

       Exhibit 10 - Revolving Credit Agreement

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


                                        Air Express International Corporation
                                                   (Registrant)




Date:  May 14, 1998                   /s/            Dennis M. Dolan
                                                     Dennis M. Dolan
                                                  Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)