Form 10-Q
period 1998-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1998-08-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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

The number of shares of common stock outstanding as of August 11, 1998 was 34,623,163 (Net of 350,086 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      June 1998 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                           Page

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as at
          June 30, 1998 and December 31, 1997.........................      2

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 1998
          and 1997.....................................................     3

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997......................     4

          Notes to Condensed Consolidated Financial
          Statements...................................................     5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................     8


                           Part II - Other Information


Item 1.  Legal Proceedings.............................................    12

Item 6.  Exhibits and Reports on Form 8-K..............................    12


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                    June 30, 1998   Dec 31, 1997
                                                     (Unaudited)
Assets
Current Assets:
Cash and cash equivalents ............................   $  76,881    $  67,576
   Accounts receivable, (less allowance for
    doubtful accounts of $4,459 and $4,224) ..........     338,384      366,159
   Other current assets ..............................       7,770        8,344
         Total current assets ........................     423,035      442,079
Investment in unconsolidated affiliates ..............      26,975       19,174
Restricted funds .....................................       9,854       15,957
Property, plant and equipment (less accumulated
 depreciation and amortization of $63,068
 and $57,235) ........................................      66,729       60,441
Deposits and other assets ............................      18,625       17,386
Goodwill (less accumulated amortization
 of $13,589 and $12,424) .............................      95,717       83,104
         Total assets ................................   $ 640,935    $ 638,141

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................   $   2,683    $   2,654
   Bank overdrafts payable ...........................       1,479          315
   Transportation payables ...........................     151,540      174,125
   Accounts payable ..................................      62,323       58,373
   Accrued liabilities ...............................      61,204       61,263
   Income taxes payable ..............................       8,598       10,168
         Total current liabilities ...................     287,827      306,898
   Long-term debt ....................................      36,121       31,008
   Other liabilities .................................       9,710        8,673
         Total liabilities ...........................     333,658      346,579

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................        --           --
   Common, $.01 par value (authorized 100,000,000
    shares, issued 34,953,748 and 34,676,626 shares ..         349          347
   Additional paid-in capital ........................     146,529      142,674
   Accumulated other comprehensive income ............     (36,456)     (28,961)
   Retained earnings .................................     200,453      180,887
                                                           310,875      294,947
Less: 140,086 and 132,388 shares of treasury
      stock, at cost .................................      (3,598)      (3,385)
   Total stockholders' investment ....................     307,277      291,562
   Total liabilities and stockholders' investment ....   $ 640,935    $ 638,141

                   The accompanying notes are an integral part
                         of these financial statements.

                                                                         Page 3

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)

                                     Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                      1998        1997        1998        1997
Revenues .......................    $378,494    $386,591    $750,870    $737,746

Operating expenses:
 Transportation ................     255,459     264,325     509,982     503,049
 Terminal ......................      66,806      64,387     133,932     128,513
 Selling, general and
  administrative ...............      36,592      38,468      74,163      74,486
Operating profit ...............      19,637      19,411      32,793      31,698

Other income:
 Interest, net .................         633         270         990         478
 Other, net ....................       1,586       1,074       3,641       2,352
                                       2,219       1,344       4,631       2,830

Income before provision
 for income taxes ..............      21,856      20,755      37,424      34,528

Provision for income taxes .....       8,195       7,713      14,033      12,947
Net income .....................    $ 13,661    $ 13,042    $ 23,391    $ 21,581

Income per common share:
     Basic .....................    $    .39    $    .38    $    .67    $    .63
     Diluted ...................    $    .39    $    .37    $    .66    $    .62

Weighted average number
  of common shares:
     Basic .....................      34,753      34,283      34,694      34,235
     Diluted ...................      35,343      35,058      35,329      34,952

                   The accompanying notes are an integral part
                         of these financial statements.

                                                                         Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


(Dollars in thousands)

                                                              1998        1997
Cash flows from operating activities:
    Net income ............................................ $ 23,391   $ 21,581
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ......................    6,945      6,170
       Amortization of goodwill ...........................    1,262      1,296
       Deferred income taxes ..............................      954        538
       Equity in earnings of unconsolidated affiliates ....   (1,898)    (1,614)
      (Gains) losses on sales of assets, net ..............      (23)        34

    Changes in assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable, net ....   28,859     (2,708)
       Decrease (increase) in other current assets ........    1,277       (978)
      (Increase) in other assets ..........................     (637)    (1,887)
      (Decrease) increase in transportation payables ......  (23,537)     3,378
      (Decrease) in accounts payable ......................   (1,063)    (2,370)
      (Decrease) in accrued liabilities ...................     (369)    (2,894)
      (Decrease) in income taxes payable ..................   (1,291)    (3,319)
       Increase (decrease) in other liabilities ...........      192        (18)
           Total adjustments ..............................   10,671     (4,372)

       Net cash provided by operating activities ..........   34,062     17,209

Cash flows from investing activities:
   Acquisitions, net of cash acquired .....................   (9,532)      --
   Restricted funds .......................................    6,103       --
   Other investing activities .............................    1,370        387
   Proceeds from sales of assets ..........................      674        300
   Capital expenditures ...................................  (14,494)    (6,382)
   Investment in unconsolidated affiliates ................   (7,102)    (3,596)

       Net cash used in investing activities ..............  (22,981)    (9,291)

Cash flows from financing activities:
    Net borrowings (repayments) in bank overdrafts payable     1,132       (425)
    Payment of long-term debt .............................     (792)      (959)
    Issuance of common stock ..............................    2,959      1,978
    Payment of cash dividends .............................   (3,464)    (2,732)
    Purchase of treasury stock ............................     (213)      (234)
       Net cash used by financing activities ..............     (378)    (2,372)

Effect of foreign currency exchange rates on cash .........   (1,398)    (1,025)

Net increase in cash and cash equivalents .................    9,305      4,521

Cash and cash equivalents at beginning of period ..........   67,576     46,516

Cash and cash equivalents at end of period ................ $ 76,881   $ 51,037

                   The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at June 30, 1998, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the June 30, 1997 financial statements were reclassified to conform to the classification of June 30, 1998 financial statements.

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

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1998.


B.   Interest, net was as follows:

                                      Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                      1998         1997         1998       1997
        Interest expense .......     $(343)       $(396)     $  (666)   $  (779)
        Interest income ........       976          666        1,656      1,257
                                     $ 633        $ 270      $   990    $   478

C.   Other, net was as follows:

                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        1998        1997        1998       1997
        Equity in earnings of
          unconsolidated affiliates .. $1,196     $   905      $2,770   $ 1,617
        Foreign exchange gains .......    367         230         840       769
        Other ........................     23         (61)         31       (34)
                                       $1,586     $ 1,074      $3,641   $ 2,352

D.   Supplemental disclosures of cash flow information:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       1998        1997       1998       1997
          Interest and income
           taxes paid:
            Interest ............    $  295    $   287     $    517    $    551
            Income taxes ........     8,037      9,626       12,502      14,444
                                     $8,332    $ 9,913     $ 13,019    $ 14,995

     Non-cash investing and financing activities:

     During the second quarter of 1998, as part of an acquisition, the Company issued a $6.0 million note. See Note F.


E.   Comprehensive income:

                                     Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                       1998        1997       1998         1997

        Net income .................. $13,661    $13,042      $23,391   $21,581

        Other comprehensive
         income:
        Translation of foreign
         currency financial
         statements .................  (5,496)    (2,863)      (7,357)   (4,887)
        Income tax (expense)
         benefit ....................    (276)        --         (138)      681
                                       (5,772)    (2,863)      (7,495)   (4,206)
        Comprehensive income ........ $ 7,889    $10,179      $15,896   $17,375


F.   Acquisitions:


     During the second quarter of 1998, the Company made two acquisitions - Aero Expreso Internacional ("Aero Expreso") and Gulf Coast Drawback Services, Inc. ("Gulf Coast"). Aero Expreso, based in Buenos Aires, is a long-time agent of the Company and the largest inbound forwarder and customs broker in Argentina. Gulf Coast is the largest provider of specialized duty drawback services in the United States. The total paid for these acquisitions was approximately $17.8 million, which was comprised of $11.8 million of cash and a $6.0 million note. The acquisitions were accounted for as purchases. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The total cost in excess of the net assets acquired was approximately $15.1 million, which is being amortized over 40 years. The results of operations for these acquisitions were included in the Consolidated Statement of Operations from the dates of acquisition and had no material pro forma impact on the Company's results of operations or financial position.

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

                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                     1998        1997       1998         1997
Gross Revenues:
  Airfreight ..................... $ 291.5     $ 296.6     $ 583.0    $ 569.2
  Ocean freight ..................    51.7        53.5        94.9       97.8
  Customs brokerage and other ....    35.3        36.5        73.0       70.7
    Total Gross Revenues ......... $ 378.5     $ 386.6     $ 750.9    $ 737.7

Net Revenues:
  Airfreight ..................... $  78.0     $  77.0     $ 152.6    $ 146.4
  Ocean freight ..................    16.6        15.3        29.1       28.5
  Customs brokerage and other ....    28.4        30.0        59.2       59.8
    Total Net Revenues ...........   123.0       122.3       240.9      234.7

Internal Operating Expenses:
  Terminal .......................    66.8        64.4       133.9      128.5
  Selling, general and
   administrative ................    36.6        38.5        74.2       74.5
    Total Internal Operating
     Expenses ....................   103.4       102.9       208.1      203.0

Operating Profit ................. $  19.6     $  19.4     $  32.8    $  31.7

     Consolidated gross revenues for the second quarter and first six months of 1998, decreased 2.1% to $378.5 million and increased 1.8% to $750.9 million, respectively, over the comparable periods in 1997. Additionally, gross revenues for the quarter and six months were negatively impacted by approximately $26.5 million and $46.9 million, respectively, due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the second quarter and first six months of 1998 increased .6% to $123.0 million and 2.6% to $240.9 million, respectively, over the comparable 1997 periods.

     Gross airfreight revenues for the second quarter and first six months of 1998 decreased 1.7% to $291.5 million and increased 2.4% to $583.0 million, respectively, over the comparable 1997 periods. The decrease in gross airfreight revenues for the quarter was mainly attributable to economic difficulties in Southeast Asian economies and declines in shipping volumes from the Company's computer-related customers. The increase in gross airfreight revenues for the first six months of 1998 over the first six months of 1997 was attributable to the increases in shipments and the weight of cargo shipped of 5.3% and 8.6%, respectively. The gross margin (net revenues as a percentage of gross revenues) for the second quarter and first six months of 1998 increased .8% to 26.8% and
 .5% to 26.2%, respectively, over the comparable 1997 periods. The increases were mainly due to increased yields associated with improved product mix allowing for better utilization of airfreight containers.

     Ocean freight gross revenues for the second quarter and first six months of 1998 decreased $1.8 million (3.4%) and $2.9 million (3.0%), respectively, over the comparable 1997 periods. Ocean freight net revenues for the second quarter and first six months of 1998 increased $1.3 million (8.5%) and $.6 million (2.1%), respectively, over the comparable 1997 periods. Excluding the effects from both the sale of the Company's 60.0% - owned foreign subsidiary, which was sold during the fourth quarter of 1997, and a $.8 million reclassification from customs brokerage and other gross revenues in the second quarter of 1998, ocean freight gross revenues for the second quarter and first six months of 1998 increased $2.7 million (5.6%) and $6.7 million (7.6%), respectively, over the comparable 1997 periods. Additionally, ocean freight net revenues for the same periods increased $1.5 million (10.5%) and $2.4 million (9.0%). The comparable increases in both gross and net ocean freight revenues were due to increased shipping volumes from existing customers and the Company's continuing expansion into the ocean freight market.

     Customs brokerage and other revenues for the second quarter and first six months of 1998 decreased 3.3% to $35.3 million and increased 3.3% to $73.0 million, respectively, over the comparable 1997 periods. Customs brokerage and other net revenues for both the second quarter and first six months of 1998 decreased 5.3% to $28.4 million and 1.0% to $59.2 million, respectively, over the comparable 1997 periods. Excluding the previously noted $.8 million reclassification, customs brokerage and other gross and net revenues for the second quarter declined 1.1% and 2.7%, respectively. The slight decline in the quarter reflects the decrease in foreign brokerage activity. The increase in customs brokerage and other gross revenues for the first six months of 1998 was mainly attributable to the increase in brokerage activity in the United States during the first quarter of 1998.

     Internal operating expenses for the second quarter of 1998 increased marginally over the second quarter of 1997. For the first six months of 1998, internal operating expenses increased $5.1 million or 2.5% over the comparable 1997 period. These increases were mainly attributable to the additional expenses incurred in connection with greater shipping volumes.

     Operating profit for the second quarter of 1998 increased marginally over the second quarter of 1997. For the first six months of 1998, operating profit increased $1.1 million or 3.5% over the comparable 1997 period.

     Other, net for the second quarter and first six months of 1998 increased $.5 million and $1.3 million, respectively, over the comparable 1997 periods. These increases were mainly attributable to the results from the Company's equity in the earnings of its unconsolidated affiliates.

     The effective income tax rate for the second quarter of 1998 was marginally higher than the second quarter of 1997. For both the first six months of 1998 and 1997, the effective income tax rate was 37.5%.


Liquidity and Capital Resources

     At June 30, 1998, cash and cash equivalents increased approximately $9.3 million to $76.9 million from $67.6 million at December 31, 1997. For the first six months of 1998, the Company's primary sources of cash were $34.1 million from operating activities and $6.1 million from restricted funds, while its primary uses were for: capital expenditures of $14.5 million, acquisitions of $9.5 million, investment in unconsolidated affiliates of $7.1 million and dividend payments of $3.5 million. Cash flow provided by operating activities increased approximately $16.9 million when compared with the first six months of 1997. The increase resulted mainly from the decline in the Company's trade receivables resulting from improved collections. Working capital increased marginally for the first six months to $135.2 million.

     Capital expenditures increased approximately $8.1 million from $6.4 million for the first six months of 1997 to $14.5 million for the first six months of 1998. Approximately $6.1 million of the capital expenditures relates to the construction of a freight terminal at New York's John F. Kennedy International Airport, with the remaining balance primarily for improvement and expansion of facilities and management information services. Capital expenditures for 1998 are estimated to be approximately $33.0 million.

     At June 30, 1998, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $23.1 million, of which approximately $1.5 million was outstanding.

     During the second quarter of 1998, the company made two acquisitions for approximately $17.8 million comprised of $11.8 million of cash and $6.0 million of debt. See Note F.

     In June 1998, the Company's Board of Directors authorized an increase in the quarterly cash dividend from five cents ($.05) to six cents ($.06) per share.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

Year 2000


     In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans include remediation of certain systems and the upgrading and replacement of certain other of the Company's systems. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company will expense the costs incurred to remediate the applicable systems. These costs are estimated to be in the range of $5.0 to $7.0 million. The estimated costs will vary as the remediation and testing of the Company's systems progresses. The Company believes that the remediation, upgrade and replacement of its systems will be ready for Year 2000 prior to any impact on its operations. If, however, the remediation, upgrade or replacement of the Company's systems is not completed timely, and negatively impacts the Company's Year 2000 readiness, the Company's operations may be materially affected. Additionally, in connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program is ongoing and the Company has not determined the potential impact if these entities' computer systems are not ready.

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The statement establishes accounting and financial reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not anticipate that the adoption of this statement will have a material impact on either its results of operations or financial position.

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

    a) Exhibits:

       Exhibit 3 -  Certificate of Amendment of Certificate of Incorporation.

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


                                          Air Express International Corporation
                                                    (Registrant)




Date:     August 13, 1998           /s/              Dennis M. Dolan
                                                     Dennis M. Dolan
                                                   Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer



Date:     August 13, 1998          /s/              Martin J. McDonnell
                                                    Martin J. McDonnell
                                                 Vice President - Controller
                                                (Principal Accounting Officer)