Form 10-Q
period 1998-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1998-11-13
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

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

The number of shares of common stock outstanding as of November 9, 1998 was 33,777,724 (Net of 1,217,586 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                    September 1998 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                           Page

Item 1.  Financial Statements

               Condensed  Consolidated  Balance  Sheets as at
               September 30, 1998 and December 31, 1997..................... 2

               Condensed  Consolidated  Statements  of Operations -
               Three Months and Nine Months Ended September 30, 1998
               and 1997..................................................... 3

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998
               and 1997..................................................... 4

               Notes to Condensed Consolidated Financial
               Statements................................................... 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 8


                           Part II - Other Information


Item 1.  Legal Proceedings..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

                                                                          Page 2

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                     Sept 30, 1998   Dec 31,1997
                                                      (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .........................   $  55,870    $  67,576
   Accounts receivable, (less allowance for
    doubtful accounts of $4,353 and $4,224) ..........     367,506      366,159
   Other current assets ..............................       7,027        8,344
         Total current assets ........................     430,403      442,079
Investment in unconsolidated affiliates ..............      27,845       19,174
Restricted funds .....................................       5,036       15,957
Property, plant and equipment (less accumulated
 depreciation and amortization of $66,392
 and $57,235) ........................................      73,691       60,441
Deposits and other assets ............................      18,349       17,386
Goodwill (less accumulated amortization
 of $14,645 and $12,424) .............................      97,439       83,104
         Total assets ................................   $ 652,763    $ 638,141

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................   $   3,037    $   2,654
   Bank overdrafts payable ...........................       1,735          315
   Transportation payables ...........................     155,109      174,125
   Accounts payable ..................................      72,585       58,373
   Accrued liabilities ...............................      64,793       61,263
   Income taxes payable ..............................       8,197       10,168
         Total current liabilities ...................     305,456      306,898
   Long-term debt ....................................      35,910       31,008
   Other liabilities .................................      11,611        8,673
         Total liabilities ...........................     352,977      346,579

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ................................        --           --
   Common, $.01 par value (authorized 100,000,000
    shares, issued 34,979,155 and 34,676,626 shares)..         350          347
   Additional paid-in capital ........................     146,971      142,674
   Accumulated other comprehensive income ............     (33,378)     (28,961)
   Retained earnings .................................     211,437      180,887
                                                           325,380      294,947
Less: 1,217,586 and 132,388 shares of treasury stock,
       at cost .......................................     (25,594)      (3,385)
   Total stockholders' investment ....................     299,786      291,562
   Total liabilities and stockholders' investment ....   $ 652,763    $ 638,141

                   The accompanying notes are an integral part
                         of these financial statements.

                                                                         Page 3

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)


                                   Three Months Ended        Nine Months Ended
                                       September 30,           September 30,
                                   1998          1997       1998         1997
Revenues ...................   $  372,961   $  395,405   $1,123,831   $1,133,151

Operating expenses:
 Transportation ............      249,068      270,401      759,050      773,450
 Terminal ..................       67,027       68,008      200,959      196,521
 Selling, general and
  administrative ...........       38,236       37,258      112,399      111,744
Operating profit ...........       18,630       19,738       51,423       51,436

Other income:
 Interest, net .............          566          375        1,556          853
 Other, net ................        1,208        1,179        4,849        3,531
                                    1,774        1,554        6,405        4,384

Income before provision
 for income taxes ..........       20,404       21,292       57,828       55,820

Provision for income taxes .        7,394        7,929       21,427       20,876
Net income .................   $   13,010   $   13,363   $   36,401   $   34,944

Income per common share:
     Basic .................   $      .38   $      .39   $     1.05   $     1.02
     Diluted ...............   $      .38   $      .38   $     1.04   $     1.00

Weighted average number
  of common shares:
     Basic .................       34,314       34,428       34,530       34,302
     Diluted ...............       34,633       35,446       35,006       35,034

                                                                         Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


(Dollars in thousands)
                                                           1998          1997
Cash flows from operating activities:
    Net income ......................................... $ 36,401      $ 34,944
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization ...................   10,256         9,868
       Amortization of goodwill ........................    2,001         1,935
       Deferred income taxes ...........................    3,158           (85)
       Equity in earnings of unconsolidated affiliates .   (2,059)       (1,834)
      (Gains) losses on sales of assets ................      (15)           12

    Changes in assets and liabilities, net of
     business acquisitions:
       Decrease (increase) in accounts receivable, net .    4,109       (31,143)
       Decrease (increase) in other current assets .....    2,048          (557)
      (Increase) in other assets .......................     (945)       (1,456)
      (Decrease) increase in transportation payables ...  (22,554)       28,357
       Increase in accounts payable ....................    8,374         2,620
       Increase in accrued liabilities .................    2,051           816
      (Decrease) in income taxes payable ...............   (1,119)       (5,229)
       Increase (decrease) in other liabilities ........      157           (75)
           Total adjustments ...........................    5,462         3,229

        Net cash provided by operating activities ......   41,863        38,173

Cash flows from investing activities:
      Acquisitions, net of cash acquired ...............  (10,568)           --
      Restricted funds .................................   10,921       (18,692)
      Other investing activities .......................    1,370           700
      Proceeds from sales of assets ....................      968           624
      Capital expenditures .............................  (24,442)      (12,038)
      Investment in unconsolidated affiliates ..........   (7,101)       (3,776)

        Net cash used in investing activities ..........  (28,852)      (33,182)

Cash flows from financing activities:
    Net borrowings (repayments) in bank overdrafts
     payable ...........................................    1,490          (418)
    Additions to long-term debt ........................      271        19,055
    Payment of long-term debt ..........................   (1,455)       (1,564)
    Issuance of common stock ...........................    3,402         4,932
    Payment of cash dividends ..........................   (5,553)       (4,466)
    Purchase of treasury stock .........................  (22,209)       (2,679)

        Net cash (used) provided by financing
         activities ....................................  (24,054)       14,860

Effect of foreign currency exchange rates on cash ......     (663)       (2,021)

Net (decrease) increase in cash and cash equivalents ...  (11,706)       17,830

Cash and cash equivalents at beginning of period .......   67,576        46,516

Cash and cash equivalents at end of period ............. $ 55,870      $ 64,346


                   The accompanying notes are an integral part
                         of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1998, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the September 30, 1997 financial statements were reclassified to conform to the classification of September 30, 1998 financial statements.

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

        Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1998.


B.    Interest, net was as follows:

                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                       1998         1997       1998       1997
        Interest expense ...........  $ (380)     $ (310)    $(1,046)   $(1,089)
        Interest income ............     946         685       2,602      1,942
                                      $  566      $  375     $ 1,556    $   853

C.    Other, net was as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        1998         1997      1998       1997
        Equity in earnings of
         unconsolidated affiliates..  $ 1,132     $   986    $ 3,902     $2,603
        Foreign exchange gains......       92         171        932        940
        Other.......................      (16)         22         15        (12)
                                      $ 1,208     $ 1,179    $ 4,849     $3,531

D.    Supplemental disclosures of cash flow information:

                                   Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                   1998          1997       1998          1997
        Interest and income
         taxes paid:
        Interest ...............  $   197      $   101      $   714      $   652
        Income taxes ...........    5,960        5,014       18,462       19,458
                                  $ 6,157      $ 5,115      $19,176      $20,110

      Non-cash investing and financing activities:

      During the second quarter of 1998, as part of an acquisition, the Company issued a $6.0 million note. See Note F.


E.    Comprehensive income:

                                        Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                          1998        1997     1998       1997
        Net income .................... $13,010     $13,363   $36,401   $34,944

        Other comprehensive income:
         Translation of foreign
          currency financial
          statements...................   3,472      (2,937)   (3,885)   (7,824)
        Income tax (expense) benefit ..    (394)        --       (532)      681
                                          3,078      (2,937)   (4,417)   (7,143)
        Comprehensive income .......... $16,088     $10,426   $31,984   $27,801

F.    Acquisitions:


      During the first nine months of 1998, the Company made three  acquisitions
      - Aero Expreso Internacional ("Aero Expreso"), Gulf Coast Drawback Services, Inc. ("Gulf Coast") and Associated Customhouse Brokers, Inc. ("ACB"). Aero Expreso, based in Buenos Aires, is a long-time agent of the Company and the largest inbound forwarder and customs broker in Argentina. Gulf Coast is the largest provider of specialized duty drawback services in the United States. ACB, headquartered in Rochester, New York, provides customs brokerage and freight forwarding services primarily in the upstate New York region. The total paid for these acquisitions was approximately $18.8 million, which was comprised of $12.8 million of cash and a $6.0 million note. The acquisitions were accounted for as purchases. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The total cost in excess of the net assets acquired was approximately $16.2 million, which is being amortized over 40 years. The results of operations for these acquisitions were included in the Consolidated Statement of Operations from the dates of acquisition and had no material pro forma impact on the Company's results of operations or financial position.

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


                                     Three Months              Nine Months
                                  Ended September 30,      Ended September 30,
                                   1998        1997         1998          1997
Gross Revenues:
  Airfreight .................... $ 282.2   $ 305.9      $   865.2   $   875.2
  Ocean freight .................    52.5      54.3          147.4       152.0
  Customs brokerage and other ...    38.3      35.2          111.2       106.0
    Total Gross Revenues ........ $ 373.0   $ 395.4      $ 1,123.8   $ 1,133.2

Net Revenues:
  Airfreight .................... $  77.5   $  79.7      $   230.1   $   226.2
  Ocean freight .................    16.1      15.4           45.1        43.9
  Customs brokerage and other ...    30.3      29.9           89.6        89.6
    Total Net Revenues ..........   123.9     125.0          364.8       359.7

Internal Operating Expenses:
  Terminal ......................    67.0      68.0          201.0       196.5
  Selling, general and
   administrative ...............    38.3      37.3          112.4       111.8
    Total Internal Operating
     Expenses ...................   105.3     105.3          313.4       308.3

Operating Profit ................ $  18.6   $  19.7      $    51.4   $    51.4

     Consolidated gross revenues for the third quarter and first nine months of 1998, decreased 5.7% to $373.0 million and .8% to $1,123.8 million, respectively, over the comparable periods in 1997. Gross revenues for the quarter and nine months were negatively impacted by approximately $14.5 million and $55.5 million, respectively, due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the third quarter and first nine months of 1998 decreased .9% to $123.9 million and increased 1.4% to $364.8 million, respectively, over the comparable 1997 periods.

     Gross airfreight revenues for the third quarter and first nine months of 1998 decreased 7.7% to $282.2 million and 1.1% to $865.2 million, respectively, over the comparable 1997 periods. The decreases in gross airfreight revenues for the third quarter and first nine months of 1998 were mainly attributable to economic difficulties in Southeast Asian economies and declines in shipping volumes from the Company's computer-related customers. The airfreight gross margin (net revenues as a percentage of gross revenues) for the third quarter and first nine months of 1998 increased 1.4% to 27.5% and .8% to 26.6%, respectively, over the comparable 1997 periods. The increases were mainly due to improved product mix allowing for better utilization of airfreight containers/pallets and lower transportation costs.

     Ocean freight gross revenues for the third quarter and first nine months of 1998 decreased $1.8 million (3.3%) and $4.6 million (3.0%), respectively, over the comparable 1997 periods. Ocean freight net revenues for the third quarter and first nine months of 1998 increased $.7 million (4.5%) and $1.2 million (2.7%), respectively, over the comparable 1997 periods. Excluding the effects from the sale of the Company's 60% - owned foreign subsidiary, which was sold during the fourth quarter of 1997, ocean freight gross revenues for the third quarter and first nine months of 1998 increased $3.3 million (6.7%) and $10.1 million (7.4%), respectively, over the comparable 1997 periods. Additionally, ocean freight net revenues for the same periods increased $1.6 million (11.0%) and $3.9 million (9.5%). The increases in both gross and net ocean freight revenues were due to increased shipping volumes from existing customers and the Company's continuing expansion into the ocean freight market.

     Customs brokerage and other gross revenues for the third quarter and first nine months of 1998 increased 8.8% to $38.3 million and 4.9% to $111.2 million, respectively, over the comparable 1997 periods. Customs brokerage and other net revenues for the third quarter increased 1.3% to $30.3 million while the first nine months of 1998 was unchanged compared to the first nine months of 1997. The increases in customs brokerage and other gross revenues for the third quarter and first nine months of 1998 were mainly due to the increase in brokerage activity in the United States.

     Internal operating expenses for the third quarter of 1998 were unchanged compared to the third quarter of 1997. For the first nine months of 1998, internal operating expenses increased $5.1 million or 1.7% over the comparable 1997 period.

     Operating profit for the third quarter of 1998 decreased $1.1 million or 5.6% over the third quarter of 1997. For the first nine months of 1998, operating profit was marginally lower than the comparable 1997 period.

     Other, net increased marginally for the third quarter and $1.3 million for the first nine months of 1998 over the comparable 1997 periods. The increases were mainly attributable to the results from the Company's equity in the earnings of its unconsolidated affiliates.

     The effective income tax rate for the third quarter of 1998 decreased 1.0% to 36.2% as compared with the third quarter of 1997. For the first nine months of 1998 the effective tax rate declined .3% to 37.1% when compared with the first nine months of 1997. The decreases were largely the result of a shift in the mix of worldwide earnings to countries with lower effective tax rates.

Liquidity and Capital Resources

     At September 30, 1998, cash and cash equivalents decreased approximately $11.7 million to $55.9 million from $67.6 million at December 31, 1997. For the first nine months of 1998, the Company's primary sources of cash were $41.9 million from operating activities and $10.9 million from restricted funds, while its primary uses were for: capital expenditures of $24.4 million, purchase of treasury stock of $22.2 million, acquisitions of $10.6 million and investment in unconsolidated affiliates of $7.1 million. Cash flow provided by operating activities increased approximately $3.7 million when compared with the first nine months of 1997. The increase resulted mainly from the decline in the Company's trade receivables resulting from improved collections. Working capital decreased approximately $10.2 million for the first nine months of 1998 to $124.9 million. The decrease resulted primarily from the Company's purchase of treasury stock.

     Capital expenditures increased approximately $12.4 million from $12.0 million for the first nine months of 1997 to $24.4 million for the first nine months of 1998. Approximately $10.9 million of the capital expenditures relates to the construction of a freight terminal at New York's John F. Kennedy International Airport, with the remaining balance primarily for improvement and expansion of facilities and management information services. Capital expenditures for 1998 are estimated to be approximately $33.0 million.

     At September 30, 1998, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $22.3 million, of which approximately $1.7 million was outstanding.

     During the third quarter of 1998, the Company's Board of Directors authorized the purchase from time to time in the open market of up to one million shares of the Company's common stock. This authorization, combined with a similar one granted in November 1997, allows the Company to purchase up to two million shares of its common stock in the open market. As of September 30, 1998, the Company has purchased 1,077,500 of its common shares at a cost of approximately $22.0 million.

     During the first nine months of 1998, the Company made three acquisitions for approximately $18.8 million comprised of $12.8 million of cash and $6.0 million of debt. See Note F.

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


Year 2000

     In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans include remediation, upgrading or replacement of the Company's various systems including those utilizing embedded technology. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company will expense the costs incurred to remediate the applicable systems. These costs are estimated to be in the range of $5.0 to $7.0 million over 1998 and 1999. The estimated costs will be refined as the remediation and testing of the Company's systems progresses. For the first nine months of 1998, the Company incurred approximately $2.4 million of expense. Additionally, the Company incurred approximately $1.0 million of expense in 1997. The Company believes that the remediation, upgrade and replacement of its systems will be ready for Year 2000 prior to any impact on its operations. If, however, the remediation, upgrade or replacement of the Company's systems is not completed timely, and negatively impacts the Company's Year 2000 readiness, the Company's operations may be materially adversely affected.

     Additionally, in connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program encompasses contacting the Company's major customers and its major suppliers - airlines, steamship lines, trucking companies, handling agents, customs authorities and other governmental agencies and financial institutions. During the third quarter and early fourth quarter of 1998, questionnaires have been sent to the airlines, steamship lines and customs authorities. Responses will be received and evaluated by the Company during the fourth quarter. Additional communications will be made with suppliers deemed to be "at risk" for non-compliance by the Company and contingency plans developed wherever necessary. Communications with significant customers will be initiated during the first quarter of 1999.

     Contingency plans will include: redeployment of existing personnel and employing additional personnel to processes that were automated and will require manual intervention due to Year 2000 non-compliance, selection of alternative air carriers, steamship lines, trucking companies etc., customer notification of possible service disruptions in markets where carriers, aviation and/or customs authorities may not be Year 2000 compliant.

     The Company's Year 2000 compliance evaluation of customers and suppliers is ongoing and the potential impact of non-compliance by the Company's customers and suppliers has not been determined. However, the Company does not warrant as true and accurate the assurance it receives from customers and suppliers regarding the compliance of its systems. In the event that customers and suppliers systems are non-compliant, disruptions in the Company's business may occur which may have a material adverse effect on the Company's operations.


New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement establishes accounting and financial reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not anticipate that the adoption of this Statement will have a material impact on either its results of operations or financial position.


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


                                           Air Express International Corporation
                                                        (Registrant)



Date:  November 13, 1998                   /s/        Dennis M. Dolan
                                                      Dennis M. Dolan
                                                     Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)




Date:  November 13, 1998                   /s/        Martin J. McDonnell
                                                      Martin J. McDonnell
                                                  Vice President - Controller
                                                (Principal Accounting Officer)