Form 10-K
period 1998-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1999-03-31
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

                                 Title of Class

                          Common Stock, $.01 par value


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1999 was $449,755,008.

The number of shares of common stock outstanding as of March 24, 1999 was 33,468,494.
                      DOCUMENTS INCORPORATED BY REFERENCE:
To the extent specified, part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders.

                      AIR EXPRESS INTERNATIONAL CORPORATION
                          1998 Form 10-K Annual Report

                                Table of Contents


                                     Part I
                                                                            Page

Item  1.  Business...........................................................  1
Item  2.  Properties.........................................................  8
Item  3.  Legal Proceedings..................................................  9
Item  4.  Submission of Matters to a Vote of Security  Holders and Executive
           Officers of the Registrant........................................  9


                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................. 11
Item  6.   Selected Financial Data........................................... 12
Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 13
Item  8.   Financial Statements and Supplementary Data....................... 22
Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures............................. 22


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant................ 22
Item 11.   Executive Compensation............................................ 22
Item 12.   Security Ownership of Certain Beneficial Owners
            and Management................................................... 22
Item 13.   Certain Relationships and Related Transactions.................... 22


                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...................................................... 23

Item 1.  Business

   (a)  General Development of Business

Air Express International Corporation (the "Company" or the "Registrant") is the oldest and largest international airfreight forwarder based in the United States and a leading provider of global logistics services for importers and exporters worldwide. The Company is primarily engaged in providing cargo transportation logistics management, including international air and ocean freight forwarding, customs brokerage and warehousing and distribution services. Beyond its traditional freight forwarding and customs brokerage services, the Company's value-added logistics services and information systems help its customers to streamline operations, reduce inventories, increase speed and reliability of worldwide deliveries and, ultimately, improve management of the customers' supply chains.

Through its global network of Company-operated facilities and agents, the Company provides total integrated transportation logistics solutions centered around the consolidation, documentation and arrangements for the transportation of its customers' shipments of cargo throughout the world. During 1998, the Company handled more than 2,080,000 individual airfreight shipments, with an average weight of 582 pounds, to more than 3,000 cities in more than 200 countries. Approximately 61% of the total airfreight shipments for 1998 originated from locations outside the United States. The Company generated gross revenues in excess of $1.5 billion in 1998, of which approximately 60% were attributable to locations outside the United States.

Headquartered in the United States, the Company has a global network with offices located in 705 cities, including 262 cities in the United States, 165 cities in Europe and 278 cities in Asia, the South Pacific, the Middle East, Africa and Latin America. As of December 31, 1998, this network consisted of 312 Company-operated facilities, including 89 in the United States and 223 abroad, supplemented at 393 additional locations, which are served by agents, many of whom serve the Company on an exclusive basis. The network is managed by experienced professionals, most of whom are nationals of the countries in which they serve. Approximately 50% of the Company's 52 regional and country managers have been employed by the Company for more than ten years.

Since 1985, when its current management assumed control, the Company has focused on the international transportation of heavy cargo and devoted its resources to expanding and enhancing its global network and the information systems necessary to more effectively service its customers' cargo transportation and integrated logistics needs. In December 1987, the Company acquired the Pandair Group, a European-based international airfreight forwarder with facilities in 14 countries. The Pandair acquisition significantly strengthened the Company's presence in key foreign markets, particularly the United Kingdom and The Netherlands. In July 1993, the Company acquired the Votainer group of companies ("Votainer"), a Non-Vessel Operating Common Carrier ("NVOCC") based in The Netherlands, which provides ocean freight consolidation services, with a network of 34 Company-operated facilities in 12 countries. During 1994, the Company acquired all the outstanding common stock of Unimodal Australia Pty. Ltd., an ocean freight forwarder located in Australia; Banner International Ltd., an airfreight forwarder located in New Zealand; Pace Express Pty. Ltd., an airfreight forwarder located in Australia, and 75% of the outstanding common stock of Universal Airfreight AS, the Company's exclusive airfreight agent in Norway. During 1995, the Company acquired all of the outstanding common stock of Radix Ventures, Inc., a leading provider of customs brokerage in the United States; Jagro International, Inc., an ocean freight forwarder and customs broker located in Canada; Brantford International, Inc., an air and ocean freight forwarder located in the United Kingdom; and 40% ownership of the outstanding common stock of Air Express International (Emirates), the Company's exclusive air and ocean freight agent in the United Arab Emirates. In March 1996, the Company acquired all of the outstanding stock of the Profreight group of companies, a customs broker and air and ocean freight forwarder in South Africa. In April 1996, the Company acquired Lusk Shipping Company, Inc., a New Orleans, Louisiana-based ocean freight forwarder and customs broker. In May 1996, the Company purchased the business and certain assets of John V. Carr & Son, Inc. ("J.V. Carr"), a United States and Canadian customs broker. In May 1996, the Company acquired an additional 50% of the outstanding stock of AEI Finland Oy, bringing its ownership of this Finland-based air and ocean freight forwarder to approximately 90%. In November 1996, the Company acquired Muller Airfreight B.V., an air and ocean freight forwarder based in The Netherlands. In May 1997, the Company acquired both an additional 28% of the outstanding stock of AEI Iberfreight bringing its ownership of this Spain-based air and ocean freight forwarder to 48%, and it established a joint venture in Korea through the acquisition of 50% of the stock of Korea Air Freight, Ltd., its long-time agent in South Korea. The joint venture company was renamed "AEI Korea, Ltd." In June 1998, the Company acquired both Aero Expreso Internacional, the largest inbound forwarder and customs broker in Argentina, and Gulf Coast Drawback Services, Inc., the largest provider of specialized duty drawback services in the United States. In September 1998, the Company acquired Associated Customhouse Brokers, Inc., which provides customs brokerage and freight forwarding services primarily in the upstate New York region. In December 1998, the Company acquired the Translink Group of Companies, an Ireland-based air and ocean freight forwarder, and AEI Hannover Gmbh which was the Company's exclusive agent in Hannover, Germany. The acquisitions were consistent with the Company's strategy of strengthening its market position, further enhancing its operating efficiencies and providing its customers with a global logistics solution encompassing a broad range of transportation and distribution-related services.

   (b)  Financial Information About Industry Segments

The Company is currently engaged in the business of providing integrated logistics services. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7), and the Company's Consolidated Financial Statements, including the Notes thereto, for data related to the Company's revenues and long-lived assets.

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

Ocean Freight Services

The Company's revenue from international ocean freight forwarding is derived from service both as an indirect ocean carrier (NVOCC) and as an authorized agent for shippers and importers. The Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed rate. The Company solicits freight from its customers to fill the containers, charging rates lower than the rates offered directly to customers by shipping lines for similar type shipments. In 1998, the Company handled more than 148,000 containers.

Customs Brokerage Services

As part of its integrated logistic services, the Company provides customs brokerage clearance services in the United States and 21 foreign countries. These services entail the preparation and assembly of required documentation in many instances, the advancement of customs duties on behalf of importers, and the arrangement for the delivery of goods after the customs clearance process is completed. Additionally, other services may be provided such as the procurement and placement of surety bonds on behalf of importers, duty drawback (recovery of previously paid duties when goods are re-exported), and the arrangement of bonded warehouse services which allow importers to store goods while deferring payment of customs duties until the goods are required for delivery.

In June 1995, the Company acquired Radix Ventures, Inc. ("Radix"), which, through its subsidiary, Radix Group International, Inc., is a leading United States customs broker, with offices in 23 U.S. cities and approximately 520 employees. Radix's customs brokerage services were largely performed for importers who used other freight forwarders for the transportation of goods to the United States. In May 1996, the Company purchased the business and certain assets of J.V. Carr which primarily serves the U.S. - Canada border with 32 offices in 25 U.S. and two Canadian cities. Since the acquisition of Radix, the Company has continued to maintain and expand its United States customs brokerage activities to existing and new clients without regard to whether the Company provides transportation services to these importers. It is the Company's strategy to ultimately expand its relationship with customs brokerage customers by providing other services, including transportation and warehousing and distribution.

In 1998, the Company processed approximately 1,974,000 customs entries of which 994,000 were in the United States; in 1997, it processed 1,847,000 entries of which 1,012,000 were in the United States; and in 1996, 1,579,000 entries were processed of which 807,000 were in the United States. The primary reason for the increase in 1997 was attributable to the inclusion of a full year of J.V. Carr business.

Other Logistics Services

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

Warehousing and Distribution

The Company owns and leases warehouse space with major facilities in the U.S., The Netherlands, U.K., Germany, United Arab Emirates, New Zealand, Australia, Singapore, Malaysia and South Africa. The Company's warehousing services include receiving, deconsolidation and decontainerization, cargo loading and unloading, assembly of freight, customer inventory management and protective packing and storage. The Company receives storage charges for use of its warehouses and fees for other services. In 1998, warehouse and distribution services contributed approximately 3% of gross revenues and 2% of net revenues.

Logistics Information System (LOGIS)

The Company introduced its proprietary logistics information system ("LOGIS") for airfreight operations in 1986 and since that time has allocated substantial resources to expand the system's geographic reach and enhance its capabilities. Mainframe computers located at the Company's headquarters in Darien, Connecticut and a facility near London, England are linked to, and accessible from, terminals at 367 Company-operated and agent facilities in substantially all major markets, permitting real-time inputting, processing and retrieval of shipments, pricing, scheduling, space availability, booking and tracking data, as well as automated preparation of shipping, customs and billing documents. LOGIS has been developed to include worldwide ocean shipment tracing and tracking and to provide information for logistics facilities offered by the Company, including assembly and distribution activities for clients. As of December 31, 1998, the LOGIS system permitted electronic interfacing with more than 2,400 of the Company's major customers' locations in 56 countries, 49 international airlines and customs authorities in 13 countries. Electronic data interchange ("EDI") connections to the airlines permit instant retrieval by the Company, and by those of its customers interfacing with the LOGIS system, of information on the status of shipments in the custody of the airlines. With its EDI capabilities, LOGIS can receive a customer's shipping instructions and information with respect to the cargo being shipped and then convert the data automatically into shipping documents. Where LOGIS is linked to customs in the country of destination, it can prepare customs declarations, calculate the appropriate customs duties and provide for automatic customs invoicing and clearance.

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

Operations

The Company has a global network of Company-operated facilities and supporting agents with offices located in over 705 cities, including 262 in the United States, 165 in Europe, 130 in Asia and the South Pacific and 148 in the Middle East, Africa and Latin America. As a consequence, a substantial portion of its revenues and profits is derived from the shipment of goods from or between locations outside the United States. For the year ended December 31, 1998, approximately 60% of its gross revenues and 55% of its net revenues were recorded in locations outside the United States.

The Company neither owns nor operates any ships or aircraft. It arranges for transportation of its customers' shipments via steamship lines, commercial airlines and air cargo carriers. On limited occasions, when the size of a particular shipment so warrants, the Company will charter a cargo aircraft. The Company acts solely as a forwarder for approximately 91% of the shipments it handles. When acting as an airfreight forwarder, the Company becomes legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a limitation on liability of $20.00 per kilo ($9.07 per pound). When acting as an ocean freight consolidator, the Company assumes cargo liability to its customers for lost or damaged shipments. This liability is typically limited by contract to a maximum of $500 per package or customary freight unit. However, because a freight forwarder's relationship to an airline or steamship line (the "Carrier") is that of a shipper to a carrier, the Carrier generally assumes the same responsibility to the Company as the Company assumes to its customers. On occasion, the Company acts in the capacity of a cargo agent for a designated Carrier. In this capacity, the Company contracts for freight carriage for which it receives a commission from the Carrier, but it does not have legal responsibility for the safe delivery of the shipment. During 1998, shipments for which the Company acted as a cargo agent accounted for less than 2% of its revenues.

The Company also offers door-to-door express delivery among 20 European countries through its Pandalink service which operates from a central hub in Brussels. Pandalink operates predominately as an overnight service to major European cities, with alternative delivery services to outlying areas within 48 to 72 hours.

Quality Initiatives

The Company maintains a department focused on implementing quality initiatives to better serve its customers' needs. In 1998, more than 90% of the Company's revenues were handled by International Organization for Standardization ("ISO") 9002 certified offices. ISO is a stringent set of internationally recognized quality assurance guidelines. The Company is committed to a broad program to maintain and to increase its ISO 9002 certifications. The Company also sponsors a Shippers' Council to stimulate discussion among customers aimed at identifying, upgrading and standardizing the Company's and the industry's best practices.

Regulation

The Company's activities as an International Air Transport Association ("IATA") cargo agent are subject to the rules and regulations of that organization to the extent the Company acts as an agent for an airline which is an IATA member. Certain IATA rules and regulations are subject to the Department of Transportation ("DOT") approval. In addition, several states in which the Company operates regulate intrastate trucking. In these states, the Company has obtained the necessary operating authority. In the United States, the Company, operating as a customs broker, is licensed by the United States Department of the Treasury and regulated by the United States Customs Service. Customs brokerage fees are not subject to regulation. The Company is licensed as an ocean freight forwarder by the United States Federal Maritime Commission ("FMC") which prescribes qualifications for acting as a shipping agent, including surety bonding requirements. The FMC does not regulate the Company's fees in any material respect. The Company's ocean freight NVOCC business is subject to regulation as an indirect ocean cargo carrier under the FMC tariff filing and surety bond requirements, which require the Company to abide by tariffs filed with the FMC specifying the rates that may be charged to customers.

Customers and Marketing

The Company's principal customers are large manufacturers and distributors of computers and electronics equipment, pharmaceuticals, heavy industrial and construction equipment, motion pictures and printed materials. During 1998, the Company shipped goods and provided logistics services for more than 200,000 customer accounts, none of which individually accounted for more than 10% of the Company's revenues.

The Company markets its global cargo transportation and integrated logistics services worldwide through an international sales organization consisting of 469 full-time salespersons (as of December 31, 1998), supported by the sales efforts of senior management and the Company's country, regional and district managers. In markets where the Company does not operate its own facilities, its direct sales efforts are supplemented by those of the Company's agents. The Company's marketing is directed primarily to large, multinational corporations with substantial requirements for the international transportation of cargo.

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

Currency and Other Risk Factors

The Company operates in many countries throughout the world, resulting in significant sums of money to be collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events that may result in the Company carrying assets in foreign currencies that are not easily convertible, or not convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts (See Note 14 to the Consolidated Financial Statements).

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

Employees

As of December 31, 1998, the Company employed 7,423 people, of whom 4,704 were based at locations outside the United States, including 2,423 in the United Kingdom and Europe, 1,219 in Asia and 1,062 in the South Pacific, South America, Africa and Canada. Approximately 640 of the Company's 2,719 employees based in the United States were covered by agreements with various locals of the International Brotherhood of Teamsters, the United Auto Workers and the
International Association of Machinists and Aerospace Workers. In addition, approximately 32% of the Company's foreign-based personnel are represented by various types of collective bargaining organizations. The Company maintains a good working relationship with its employees.

  (d)  Financial Information About Foreign and Domestic Operations

See the Company's Consolidated Financial Statements including the Notes thereto for data related to the Company's revenues, operating profit and identifiable assets.


Item 2. Properties

The Company owns its worldwide headquarters building (approximately 40,000 square feet in area) in Darien, Connecticut; a warehouse and office facility
(approximately 78,000 square feet in area) in Sydney, Australia, which is subject to a $1.4 million mortgage; a warehouse and distribution facility (approximately 59,000 square feet in area) in Venlo, Holland, which is subject to a $.8 million mortgage; a warehouse and distribution facility (approximately 150,000 square feet in area) in Singapore, which is subject to a $4.3 million term loan; and a warehouse and office facility (approximately 40,000 square feet in area) in Johannesburg, South Africa.

The Company leases facilities at or near airports, ocean terminals and international borders at 72 locations in the United States and 148 offices in 32 other countries. Most facilities have office, loading dock and warehouse space. The principal facilities are set forth in the following table:

                                 Approximate Sq. Feet of              Lease
Location                               Floor Space                  Expiration

Amsterdam, The Netherlands   141,000 sq.ft. of warehouse and office   2003

Boston, Massachusetts         78,000 sq.ft. of warehouse and office   2007

Dublin, Ireland               86,000 sq.ft. of warehouse and office   2009

London, England               93,000 sq.ft. of warehouse and office   2002

Los Angeles, California      151,300 sq.ft. of warehouse and office   2001

Miami, Florida               506,300 sq.ft. of warehouse and office   1999/2006

New York, New York           135,000 sq.ft. of warehouse and office   2015

San Francisco, California     78,000 sq.ft. of warehouse and office   2000/2003

Sydney, Australia            222,000 sq.ft. of warehouse and office   2012

The Company believes that its facilities are adequate for its needs now and in the foreseeable future and none of its principal facilities is material to the operation of its business.

Item 3.  Legal Proceedings

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

The information listed below with respect to age and business experience for the past five years has been furnished to the Company as of March 30, 1999 by each executive officer of the Company. There are no family relationships between any director or officer of the Company.

                                             Positions with the Company and
                                              Business Experience for the
Name                         Age                      Past Five Years

Guenter Rohrmann             59              President and Chief Executive
                                             Officer of the Company since
                                             1989 (President and Chief Operating
                                             Officer from 1985 to 1989).

Hendrik J. Hartong, Jr.      59              Chairman of the Company since 1985;
                                            (Chief Executive Officer of the
                                             Company from 1985 through 1989);
                                             General Partner since 1985 of The
                                             Brynwood Management Limited
                                             Partnerships, which serve as
                                             managing general partners of
                                             The Brynwood Partners Limited
                                             Partnerships, private investment
                                             partnerships; Director of Hurco
                                             Companies, Inc; Director of Lincoln
                                             Snacks Company.

Dennis M. Dolan              41              Executive Vice President and Chief
                                             Financial Officer since March 1999;
                                             Vice President and Chief Financial
                                             Officer of the Company since 1989;
                                             U.S. Controller from 1985 to 1989.

Giorgio Laccona              40              Senior Vice President- The Americas
                                             since March 1999; Vice President -
                                             General Manager - North America
                                             since 1996; Vice President-
                                             Operations from 1994 to 1996; Vice
                                             President - Export Sales and
                                             Operations from 1989 to 1994.

Daniel J. McCauley           64              Vice President, General Counsel and
                                             Secretary of the Company since
                                             1991.

Paul J. Gallagher            53              Vice President - Treasurer of the
                                             Company since 1993; Vice President-
                                             International Controller from 1989
                                             to 1993.

Martin J. McDonnell          48              Vice President and Controller of
                                             the Company since April 1998; Chief
                                             Financial Officer, LEP North
                                             America from 1993 to 1997.

Robert J. O'Connell          62              Senior Vice President since 1996;
                                             Vice President - General Manager -
                                             North America of the Company from
                                             1989; Vice President-North America
                                             Sales of the Company from 1985 to
                                             1989.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market under the symbol: AEIC.

The table below indicates the quarterly high and low prices of the Common Stock and the dividends declared per share for the years ended December 31, 1998 and 1997.

                                                Quarter
                                  1st         2nd          3rd         4th
Year Ended December 31, 1998:

High .......................... $ 31  3/8   $ 29 3/8    $ 29        $ 25 7/8

Low ........................... $ 24 5/16   $ 24 1/8    $ 15 1/4    $ 14 1/4

Dividends ..................... $     .05   $    .06    $    .06    $    .06

Year Ended December 31, 1997:

High .......................... $ 22 1/8    $ 26 5/8    $ 36 1/2    $ 37 1/8

Low ........................... $ 19 7/8    $ 20 1/2    $ 24 1/2    $ 26 3/8

Dividends ..................... $    .04    $    .05    $    .05    $    .05

At March 24, 1999, there were 832 holders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $14.4375 per share.

Item 6.  Selected Financial Data



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)

                                                                            Years Ended December 31,
                                            1998            1997          1996            1995           1994

Revenues ..............................  $1,513,196      $1,545,720      $1,335,447      $1,222,217      $ 997,379

Net income ............................  $   43,756      $   49,451      $   38,500      $   29,027      $  22,619

Net income per common share: (1)
   Basic ..............................  $     1.27      $     1.44      $     1.23      $     1.07      $     .87
   Diluted ............................  $     1.26      $     1.41      $     1.16      $      .99      $     .81

Cash dividends declared per
  common share ........................  $      .23      $      .19      $     .153      $     .127      $    .102

Total assets ..........................  $  675,478      $  634,570      $  581,329      $  486,843      $ 383,626

Long-term debt (excluding current
 portion) .............................  $   42,578      $   31,008      $   16,616      $   82,762      $  83,992

Stockholders' investment ..............  $  310,871      $  291,562      $  259,086      $  147,566      $  99,350


(1) Income per share amounts for all periods presented give effect to a three-for-two stock split in the nature of a 50.0% stock dividend in July 1997 and December 1994 and are based upon the weighted-average number of shares of Common Stock outstanding during each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1998 decreased to $60.2 million compared to $67.6 million at December 31, 1997. The Company's primary sources of cash in 1998 consisted of $55.1 million provided by operating activities and $13.8 million from restricted funds (See Note 5 to the Consolidated Financial Statements). The Company's primary uses of cash in 1998 were capital expenditures of $36.0 million, treasury stock purchases of $22.2 million, and acquisitions of $19.5 million (See Note 15 to the Consolidated Financial Statements). Cash flow provided by operating activities increased $6.5 million over 1997. The increase resulted mainly from the decline in the Company's accounts receivable due to improved collections. Working capital decreased $6.2 million to $129.0 million at December 31, 1998 primarily due to the increase in current portion of long-term debt and overdrafts payable. The Company makes significant disbursements on behalf of its customers, such as customs duties, which are billed directly to the Company's customers. The billings for these disbursements, which may be several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense in the Company's statements of operations.

Capital expenditures increased approximately $17.3 million to $36.0 million for 1998 from $18.7 million for 1997. Approximately $13.8 million of the capital expenditures related to the construction of a freight terminal at New York's John F. Kennedy International Airport and $1.5 million related to the expansion of a warehouse facility in Singapore, scheduled for completion in 1999, the total cost of which will approximate $8.0 million (See Note 9 to the Consolidated Financial Statements). The remaining balance of expenditures were primarily for improvement and expansion of facilities and management information services. Depreciation expense and amortization of goodwill totaled $17.4 million in 1998 and $15.8 million in 1997. Total capital expenditures for 1999 are estimated to be approximately $30.0 million which will be used primarily for management information systems and improvement and expansion of facilities.

At December 31, 1998, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility (See
Note 8 to the Consolidated Financial Statements). The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $22.2 million, of which approximately $4.4 million was outstanding.

During the third quarter of 1998, the Company's Board of Directors authorized the purchase from time to time in the open market of up to one million shares of the Company's common stock. This authorization combined with a similar one granted in November 1997, allows the Company to purchase up to two million of its common shares in the open market. As of December 31, 1998, the Company has purchased 1,077,500 of its common shares at a cost of approximately $22.2 million. Additionally, in June 1998, the Company's Board of Directors authorized an increase in the quarterly cash dividend from five cents ($.05) to six cents ($.06) per share.

In 1998, the Company made five acquisitions for approximately $29.0 million comprised of $23.0 million of cash and $6.0 million of debt (See Note 15 to the Consolidated Financial Statements).

During 1998, the Company's total long-term debt increased approximately $13.3 million (See Note 9 to the Consolidated Financial Statements) mainly due to acquisitions. As a result, its debt to equity ratio (total long-term debt as a percentage of stockholders' investment) was 15.1% at December 31, 1998 as compared to 11.5% at December 31, 1997.

The Company purchases foreign currency forward exchange contracts principally to hedge foreign currency exposure associated with net investments in certain foreign operations and certain intercompany transactions. The Company does not speculate in the financial markets and therefore does not hold these contracts for trading purposes. The Company's risk management procedures include the monitoring of foreign exchange exposures and the Company's offsetting hedge positions utilizing analytical analysis of value-at-risk estimates. However, the use of this technique to quantify market risk should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The estimated maximum yearly loss in earnings due to foreign exchange rate instruments, calculated utilizing value-at-risk estimates, is not material to the Company's results of the operations. Actual results in the future may differ materially from projected results due to actual developments in global financial markets. The Company's accounting policies for foreign exchange rate instruments is disclosed in the Company's financial statements (See Note 14 to the Consolidated Financial Statements).

At December 31, 1998, the carrying values of cash and cash equivalents approximates fair value due to the short-term nature of the cash equivalents which have original maturities of three months or less. Fluctuations of interest rates would not have a material effect on the fair value of cash equivalents held by the Company.

At December 31, 1998, the fair value of the Company's long-term debt was approximately $46.9 million. If interest rates were to either increase or decrease by 1.0%, the fair value of long-term debt would increase or decrease by approximately $3.0 million.

Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

                              Results of Operations


1998 Compared to 1997

The Company operates its integrated logistics business as a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated. The following table sets forth the gross revenues and net revenues (gross revenues minus transportation expenses) for each of these three service categories, as well as the Company's internal operating expenses (terminal and selling, general and administrative expenses) and operating profit:

                                                       1998             1997
                                                          ($ in millions)
Gross Revenues:
  Airfreight .....................................   $  1,158.3     $  1,202.3
  Ocean freight ..................................        201.7          201.1
  Customs brokerage and other ....................        153.2          142.3
Total Gross Revenues .............................   $  1,513.2     $  1,545.7

Net Revenues:
  Airfreight .....................................   $    305.6     $    310.1
  Ocean freight ..................................         61.9           58.1
  Customs brokerage and other ....................        123.0          120.0
Total Net Revenues ...............................        490.5          488.2

Internal Operating Expenses:
  Terminal .......................................        276.8          266.9
  Selling, general and administrative ............        151.6          150.4
Total Internal Operating Expenses ................        428.4          417.3

Operating Profit .................................   $     62.1     $     70.9


Gross revenues decreased $32.5 million (2.1%) in 1998 compared to 1997. The decrease was comprised of a $44.0 million (3.7%) decline in airfreight revenues, a marginal increase in ocean freight revenues, and a $10.9 million (7.7%) increase in customs brokerage and other revenues. The effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes negatively impacted gross revenues by approximately $57.1 million. Net revenues increased $2.3 million (.5%) to $490.5 million in 1998. The increase reflects a $4.5 million (1.5%) decrease in airfreight net revenues, a $3.8 million (6.5%) increase in ocean freight net revenues, and a $3.0 million (2.5%) increase in customs brokerage and other net revenues. Beginning in the second quarter of 1998, the Company experienced lower export airfreight shipping volumes with negative gross revenue comparisons in its Singapore and United Kingdom operations. Additionally, export airfreight shipping volumes in the United States began to decline during the second half of 1998. The United States, United Kingdom and Singapore are three of the Company's five largest airfreight markets. Partially offsetting the decline in airfreight gross revenues were improvements in the transportation costs paid by the Company which resulted in an increase in airfreight gross profit margin (airfreight net revenue/airfreight gross revenues) to 26.4% from 25.8%. Additionally, the Company initiated reductions in personnel in the above mentioned countries during 1998 and in the first quarter of 1999. Excluding the effects from the sale of a foreign affiliate in 1997, ocean freight gross and net revenues from continuing operations increased $15.3 million (8.2%) and $6.5 million (11.7%), respectively. These increases were mainly attributable to greater shipping volumes from existing customers and the Company's continuing penetration into the ocean freight market. The increases in gross and net revenues from customs brokerage and other services were due to the inclusion of the results from the acquisitions of Gulf Coast Drawback Services, Inc. and Aero Expreso Internacional (See Note 15 to the Consolidated Financial Statements) and from the Company's continuing efforts to expand its customs brokerage and other activities to new and existing customers.

Additionally, during the fourth quarter of 1998 (See Note 18 to the Consolidated Financial Statements) the Company recorded a nonrecurring pre-tax charge of $3.6 million pertaining to the negotiation of a long-term contract with a major customer in which the Company retroactively granted volume discounts for shipments in the first half of 1998. This one-time charge was recorded as a reduction in airfreight revenues in the fourth quarter of 1998.

The Company's internal operating expenses increased $11.1 million (2.7%) over 1997. The increase was mainly attributable to the inclusion of operating expenses from acquired companies (See Note 15 to the Consolidated Financial Statements) which contributed positively to the Company's full year results. As a percentage of gross revenues, internal operating expenses increased to 28.3% in 1998 from 27.0% in 1997 and as a percentage of net revenues, increased to 87.3% in 1998 from 85.5% in 1997.

Consolidated operating profit decreased $8.8 million (12.4%) compared to 1997. The decline was mainly due to the decrease in airfreight shipping activity primarily in the United States, United Kingdom and Singapore.

Interest, net improved $.7 million to $2.1 million due to increased interest income. Other, net decreased $1.5 million to $5.4 million in 1998. Excluding a $1.9 million gain on the sale of an foreign affiliate in 1997 (See Note 16 to the Consolidated Financial Statements), Other, net increased $.4 million over 1997.

The effective income tax rate decreased to 37.0% compared to 37.5% in 1997. The decrease was largely the result of a change in the geographic composition of worldwide earnings to countries with lower effective income tax rates.

United States Operations

United States gross revenues decreased $5.1 million (.8%) to $607.1 million in 1998 compared to 1997, reflecting a decrease of $16.0 million (3.3%) in airfreight revenues, a $3.5 million (5.1%) increase in ocean freight revenues, and a $7.4 million (13.1%) increase in customs brokerage and other revenues. The decrease in airfreight revenues was due to the decline in the number of shipments for both the domestic and export business and the volume discounts previously discussed. The increase in ocean freight revenues was attributable to the Company's continuing efforts to market its ocean freight services to both existing and new customers. The increase in customs brokerage and other revenues was due to the increase in drawback revenues from the acquisition of Gulf Coast (See Note 15 to the Consolidated Financial Statements) and to the Company's continuing efforts to expand its customs brokerage and other activities to new and existing customers.

United States internal operating expenses increased $13.0 million (6.8%) over 1997. The increase was primarily the result of the inclusion of expenses from acquired companies, and the ongoing integration and expansion of management information systems and facilities. As a percentage of gross revenues, internal operating expenses increased to 33.7% in 1998 from 31.3% in 1997 and as a percentage of net revenues, increased to 92.3% in 1998 from 89.1% in 1997, resulting in a $6.3 million (27.1%) decrease in operating profit.

Foreign Operations

Foreign revenues decreased $27.5 million (2.9%) compared to 1997. Foreign revenues were negatively impacted by approximately $57.1 million (Europe $7.1 million, Asia and Others $50.0 million) due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $12.3 million (2.6%) over 1997, due to increases of $4.2 million (1.1%) in airfreight revenues, $2.8 million (5.0%) in ocean freight revenues, and $5.3 million (13.2%) in customs brokerage and other revenues. The increases in airfreight and ocean freight revenues were attributable to greater shipping volumes from existing and new customers. Customs brokerage and other revenues increased as a result of the increase in the number of import clearances. Revenues in the Asia and Others region decreased $39.7 million (8.5%) in 1998 compared to 1997. The decrease was comprised of $32.2 million (9.3%) in airfreight revenues, $5.7 million (7.5%) in ocean freight revenues, and $1.8 million (4.0%) in customs brokerage and other revenues. The decline in airfreight revenues was primarily due to the weak economies in Southeast Asia along with reduced shipping activity from some selected major customers, particularly in Singapore, and the volume discounts previously discussed. Excluding the effect from the sale of an affiliate in 1997, ocean freight revenues from continuing operations increased $9.0 million (14.7%) due to increased shipping activity to new and existing customers.

Foreign operating profit decreased $2.5 million (5.3%) to $45.0 million compared to 1997. The European region's operating profit decreased $3.6 million (15.4%) compared to 1997. The decrease was mainly due to the declines in airfreight shipments in the United Kingdom. Excluding the effect from the sale of an affiliate in 1997, the Asia and Others region's operating profit increased $1.4 million (6.0%) over 1997.

                              Results of Operations


1997 Compared to 1996

The following table sets forth the gross revenues and net revenues for each service category, as well as the Company's internal operating expenses and operating profit:

                                                        1997             1996
                                                           ($ in millions)
Gross Revenues:
  Airfreight .....................................   $  1,202.3     $  1,026.5
  Ocean freight ..................................        201.1          190.1
  Customs brokerage and other ....................        142.3          118.9
Total Gross Revenues .............................   $  1,545.7     $  1,335.5

Net Revenues:
  Airfreight .....................................   $    310.1     $    274.5
  Ocean freight ..................................         58.1           51.9
  Customs brokerage and other ....................        120.0          106.0
Total Net Revenues ...............................        488.2          432.4

Internal Operating Expenses:
  Terminal .......................................        266.9          234.6
  Selling, general and administrative ............        150.4          139.0
Total Internal Operating Expenses ................        417.3          373.6

Operating Profit .................................   $     70.9     $     58.8

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

Interest expense, net improved $2.7 million to $1.4 million of interest income in 1997 due primarily to the elimination of interest expense associated with the conversion of the 6.0% Convertible Subordinated Debentures on or before July 8, 1996. Other, net increased $2.3 million to $6.9 million in 1997 due to a gain of approximately $1.9 million on the sale of a foreign affiliate.

The Company's effective tax rate decreased to 37.5% compared to 38.0% in 1996. The decrease was largely the result of a change in the geographic composition of worldwide earnings to countries with lower effective income tax rates, along with a reduction in the total nondeductible expenses as a percentage of pre-tax income.

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

Foreign Operations

Foreign revenues increased $109.8 million (13.3%) in 1997 over 1996. The increase in foreign revenues was negatively impacted by approximately $50.2 million (Europe $25.8 million, Asia and Others $24.4 million) due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European revenues increased $56.9 million (13.9%) over 1996, due to increases of $37.8 million (11.4%) in airfreight revenues, $9.0 million (18.9%) in ocean freight revenues and $10.1 million (34.0%)in customs brokerage and other revenues. Revenues in the Asia and Others region increased $52.9 million (12.8%) in 1997 over 1996, reflecting increases of $54.1 million (18.6%) in airfreight revenues, $5.8 million (14.5%) in customs brokerage and other revenues, and a $7.0 million (8.4%) decrease in ocean freight revenues. Excluding the effects from the sale of an affiliate, ocean freight revenues from continuing operations were marginally lower than 1996. The increase in airfreight revenues was attributable to greater shipping volumes from existing and new customers. Customs brokerage and other revenues increased primarily due to the increase in the number of import clearances.

Foreign operating profit increased $5.9 million (14.1%) in 1997 over 1996 to $47.5 million. The European region's operating profit increased $6.4 million (37.5%), while the Asia and Others region's operating profit decreased $.5 million (2.0%). The increase in European operating profit was attributable to the higher revenues as airfreight shipments increased 10.5% and the weight of cargo shipped increased 23.0%, and a decline in internal operating expenses as a percentage of revenues. The $.5 million decrease in the Asia and Others region's operating profit was attributable to Australia and New Zealand, where increased competition in transporting cargo to and from Australia and New Zealand, and a significant reduction in the exports of perishable produce, particularly to the Far East, resulted in a reduction in operating profit for these countries. This decline was offset in part by increases in operating profit from Asia, Africa, South America and Others which make up the region.

Year 2000

In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans include remediation, upgrading or replacement of the Company's various systems including those utilizing embedded technology. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company will expense the costs incurred to remediate the applicable systems. For 1998, the Company incurred approximately $3.6 million of expense and approximately $1.0 million of expense in 1997. Year 2000 expense for 1999 is anticipated to be approximately $2.5 million.

The remediation of the Company's systems is expected to be 99% complete by the end of the first quarter of 1999. Systems testing is scheduled to be completed by the end of June 1999. The systems testing will verify existing functionality and system operation before, during and after January 1, 2000. The testing will place particular emphasis on the high risk dates of December 31, 1999, January 1, 2000, February 29, 2000, March 1, 2000, and March 1, 2001. The Company believes that the remediation, upgrade and replacement of its systems will be ready for Year 2000 prior to any impact on its operations. If, however, the remediation, upgrade or replacement of the Company's systems is not completed timely, and negatively impacts the Company's Year 2000 readiness, the Company's operations may be materially adversely affected.

In connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program encompasses contacting the Company's major customers and its major suppliers - airlines, steamship lines, trucking companies, handling agents, customs authorities and other governmental agencies and financial institutions. During the third quarter and early fourth quarter of 1998, questionnaires were sent to the Company's significant suppliers. As of February 28, 1999, the Company surveyed approximately 1,200 of its significant suppliers - approximately 50% of those suppliers surveyed have advised the Company that they are currently Year 2000 compliant or expect compliance by September 30, 1999.

Those suppliers who advised the Company of compliance after February 28, 1999 or who have not responded to the Company, will receive additional communication from the Company. Based upon responses, these suppliers will be evaluated for their level of compliance. For those suppliers deemed "at risk" for non-compliance, the Company will develop contingency plans wherever necessary.

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

The Company's Year 2000 compliance evaluation of customers and suppliers is ongoing and the potential impact of non-compliance by the Company's customers and suppliers has not been determined. However, the Company does not warrant as true and accurate any assurance it receives from customers and suppliers regarding the compliance of its systems. The Company relies entirely on its transportation suppliers' airlines, steamship lines and independent trucking firms to transport its customers' cargo throughout its network. To the degree that the operations of any number of transportation providers are adversely effected by Year 2000, disruptions in the Company's business may occur which may have a material adverse effect on the Company's operations.

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

Forward-Looking Statements

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See Management Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Part III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's year end and to be delivered by the Company to its shareholders in conjunction with the 1999 Annual Meeting of Shareholders.

Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report on Form 10-K.

    (1)  Financial Statements:                                          Page

           Report of Independent Public Accountants.                    F-1

           Consolidated Balance Sheets as of December 31, 1998
           and 1997.                                                    F-2

           Consolidated Statements of Operations for the years
           ended December 31, 1998, 1997 and 1996.                      F-3

           Consolidated Statements of Stockholders' Investment
           for the years ended December 31, 1998, 1997 and 1996         F-4

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1998, 1997 and 1996.                      F-5

           Notes to Consolidated Financial Statements.                  F-6

    (2)  Financial Statement Schedules:

           Schedule II - Valuation and Qualifying Accounts.             F-24


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

    (3)  Exhibits required to be filed by Item 601 of Regulation S-K:

         3a. Certificate of Incorporation, as amended through June 18, 1998:

          b. The Bylaws, as amended through March 22, 1992 (Incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed March 22, 1992).

         10. Material Contracts:

          a. Employment Agreement, effective July 1, 1997 between the Company and Hendrik J. Hartong, Jr.

          b. Employment Agreement, effective January 1, 1986, between the Company and Guenter Rohrmann (Incorporated herein by reference to Exhibit10(iv) to the Company's Current Report on Form 8-K filed March 22, 1991).

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

          e. Air Express International Corporation Employees' 1996 Incentive Stock Option Plan, as amended and approved by the Shareholders of the Company on June 18, 1998 (Incorporated herein by reference to the Company's Proxy Statement dated May 19, 1998, furnished to stockholders in connection with the Annual Meeting of Stockholders held on June 18, 1998).

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



                                          AIR EXPRESS INTERNATIONAL CORPORATION
                                                        Registrant




                                         By: /s/        Dennis M. Dolan
                                                        Dennis M. Dolan
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer)



                                         By: /s/        Martin J. McDonnell
                                                        Martin J. McDonnell
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)







Date:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                        Title                             Date


/s/ John M. Fowler             Director                         March 30, 1999
   (John M. Fowler)


/s/ Hendrik J. Hartong, Jr.    Chairman of the Board
   (Hendrik J. Hartong, Jr.)   of Directors                     March 30, 1999


/s/ Donald J. Keller           Director                         March 30, 1999
   (Donald J. Keller)


/s/ Andrew L. Lewis IV         Director                         March 30, 1999
   (Andrew L. Lewis IV)


/s/ Richard T. Niner           Director                         March 30, 1999
   (Richard T. Niner)


/s/ John Radziwill             Director                         March 30, 1999
   (John Radziwill)


/s/ Guenter Rohrmann           President, Chief Executive
   (Guenter Rohrmann)          Officer and Director
                              (Principal Executive Officer)     March 30, 1999

/s/ Noel E. Vargas             Director                         March 30, 1999
   (Noel E. Vargas)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Air Express International Corporation:


We have audited the accompanying consolidated balance sheets of Air Express International Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Express International Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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



                                                             ARTHUR ANDERSEN LLP


New York, New York
March 26, 1999



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

(Dollars in thousands)

                                                           1998         1997
Assets

Current assets:
 Cash and cash equivalents ...........................  $  60,246    $  67,576
 Accounts receivable (less allowance for doubtful
  accounts of $5,112 and $4,224) .....................    366,417      366,159
 Marketable securities ...............................      7,188         --
 Other current assets ................................      7,096        8,344
     Total current assets ............................    440,947      442,079
Investment in unconsolidated affiliates ..............     29,507       19,174
Restricted funds .....................................      2,126       15,957
Property, plant and equipment (less accumulated
  depreciation of $70,515 and $57,235) ...............     81,178       60,441
Deposits and other assets ............................     13,937       13,815
Goodwill (less accumulated amortization of $15,331
 and $12,424) ........................................    107,783       83,104
     Total assets ....................................  $ 675,478    $ 634,570

Liabilities and stockholders' investment

Current liabilities:
 Current portion of long-term debt ...................  $   4,337    $   2,654
 Bank overdrafts payable .............................      4,432          315
 Transportation payables .............................    157,763      174,125
 Accounts payable ....................................     66,023       58,373
 Accrued liabilities .................................     72,780       61,263
 Income taxes payable ................................      6,644       10,168
     Total current liabilities .......................    311,979      306,898
 Long-term debt ......................................     42,578       31,008
 Other liabilities ...................................     10,050        5,102
     Total liabilities ...............................    364,607      343,008

Commitments and contingencies (Note 13)

Stockholders' investment:
 Capital stock -
 Preferred (authorized 1,000,000 shares,
  none outstanding)..................................          --           --
 Common, $.01 par value (authorized 100,000,000
  shares, issued 35,028,154 and 34,676,626 shares) ..         350          347
 Additional paid-in capital .........................     147,544      142,674
 Accumulated other comprehensive income .............     (28,192)     (28,961)
 Retained earnings ..................................     216,763      180,887
                                                          336,465      294,947

 Less: 1,217,586 and 132,388 shares of treasury
     stock, at cost..................................     (25,594)      (3,385)
     Total stockholders' investment..................     310,871      291,562
     Total liabilities and stockholders' investment     $ 675,478    $ 634,570


The Notes to Consolidated Financial Statements are an integral part of these statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(Dollars in thousands, except per share data)


                                            1998          1997          1996

Revenues ...............................$ 1,513,196   $ 1,545,720   $ 1,335,447
Operating expenses:
  Transportation .......................  1,022,683     1,057,499       903,016
  Terminal .............................    276,789       266,897       234,636
  Selling, general and administrative ..    151,650       150,412       139,040
                                          1,451,122     1,474,808     1,276,692
Operating profit .......................     62,074        70,912        58,755

Other income (expense):
  Interest, net ........................      2,076         1,360        (1,277)
  Other, net ...........................      5,352         6,850         4,618
                                              7,428         8,210         3,341
Income before provision for income taxes     69,502        79,122        62,096

Provision for income taxes .............     25,746        29,671        23,596
Net income .............................$    43,756   $    49,451   $    38,500

Net income per common share:
  Basic ................................$      1.27   $      1.44   $      1.23

  Diluted ..............................$      1.26   $      1.41   $      1.16


The Notes to Consolidated Financial Statements are an integral part of these statements.




             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              Additional   Accumulated Other
                                            Common Stock       Paid-In      Comprehesive      Retained    Treasury
                                          Shares      Amount   Capital         Income         Earnings      Stock      Total
(Dollars in thousands)

    ...................................
Balance, December 31, 1995 ............   27,866,535   $ 279   $   60,071    $ (12,539)   $  100,372    $     (617)   $  147,566

   Exercise of common stock options ...      214,067       1        1,843           --            --            --         1,844
   Purchase of treasury stock .........         --        --           --           --            --           (55)          (55)
   Dividends declared ($.153 per share)         --        --           --           --        (5,016)           --        (5,016)
   Stock issued for Muller acquisition        37,500      --          802           --            --            --           802
   Stock issued for Lusk acquisition-
    acquired under pooling of interests    1,124,991      12           67           --         4,133            --         4,212
   Conversion of convertible
    subordinated debentures ...........    4,936,134      50       74,277           --            --            --        74,327
   Comprehensive income:
     Net income for the year ..........         --        --           --           --        38,500            --        38,500
     Translation of foreign currency
      financial statements ............         --        --           --       (3,775)           --            --        (3,775)
     Income tax benefit ...............         --        --           --          681            --            --           681
      Total comprehensive income ......         --        --           --           --            --            --        35,406


Balance, December 31, 1996 ............   34,179,227     342      137,060      (15,633)      137,989          (672)      259,086

   Exercise of common stock options ...      497,399       5        5,614           --            --            --         5,619
   Purchase of treasury stock .........         --        --           --           --            --        (2,713)       (2,713)
   Dividends declared ($.19 per share)          --        --           --           --        (6,553)           --        (6,553)
   Comprehensive income:
     Net income for the year ..........         --        --           --           --        49,451            --        49,451
     Translation of foreign currency
      financial statements ............         --        --           --      (13,040)           --            --       (13,040)
     Income tax expense ...............         --        --           --         (288)           --            --          (288)
      Total comprehensive income ......         --        --           --           --            --            --        36,123


Balance, December 31, 1997 ............   34,676,626     347      142,674      (28,961)      180,887        (3,385)      291,562

   Exercise of common stock options ...      351,528       3        4,870           --            --            --         4,873
   Purchase of treasury stock .........         --        --           --           --            --       (22,209)      (22,209)
   Dividends declared ($.23 per share)          --        --           --           --        (7,880)           --        (7,880)
   Comprehensive income:
     Net income for the year ..........         --        --           --           --        43,756            --        43,756
     Translation of foreign currency
      financial statements ............         --        --           --       (2,889)           --            --        (2,889)
     Unrealized gain on marketable
      securities ......................         --        --           --        7,019            --            --         7,019
     Income tax expense ...............         --        --           --       (3,361)           --            --        (3,361)
      Total comprehensive income ......         --        --           --            --           --            --        44,525


Balance, December 31, 1998 ............   35,028,154   $ 350   $  147,544    $ (28,192)   $  216,763    $  (25,594)   $  310,871


The Notes to Consolidated Financial Statements are an integral part of these statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(Dollars in thousands)

                                                      1998     1997      1996
Cash flows from operating activities:
  Net Income ...................................... $ 43,756 $ 49,451   $38,500
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation expense .........................   14,706   13,282    10,310
     Amortization of goodwill .....................    2,715    2,563     2,370
     Amortization of bond discount ................       --       --       115
     Deferred income taxes ........................    2,374      527     1,400
     Equity in earnings of unconsolidated
      affiliates ..................................   (2,809)  (2,993)   (1,276)
     (Gains) losses on sales of assets, net .......       (8)      34      (164)
     (Gain) on sale of affiliate ..................       --   (1,876)       --
     Changes in assets and liabilities, net of
      business acquisitions:
     Decrease (increase) in accounts receivable, net  10,205  (26,031)  (51,565)
     Decrease (increase) in other current assets ...   2,036   (2,274)       25
    (Increase) in other assets .....................  (1,843)  (2,362)     (837)
    (Decrease) increase in transportation payables . (20,538)   9,271     2,051
    (Decrease) increase in accounts payable ........    (625)  10,455       291
     Increase in accrued liabilities ...............   6,958      590    11,585
    (Decrease) increase in income taxes payable ....  (3,548)  (3,534)    3,814
     Increase in other liabilities .................   1,685    1,508       169
       Total adjustments ...........................  11,308     (840)  (21,712)

     Net cash provided by operating activities .....  55,064   48,611    16,788

Cash flows from investing activities:
  Business acquisitions, net of cash acquired ...... (19,501)      --   (15,393)
  Restricted funds .................................  13,831  (15,957)       --
  Other investing activities .......................   1,816      700    (1,653)
  Proceeds from sales of assets ....................     952      444       436
  Proceeds from sale of affiliate, net of
   cash given ......................................      --    2,003        --
  Capital expenditures ............................. (35,957) (18,732)  (13,826)
  Investment in unconsolidated affiliates ..........  (7,139)  (4,164)      (70)

     Net cash used in investing activities ......... (45,998) (35,706)  (30,506)

Cash flows from financing activities:
  Net borrowings (repayments) in bank overdrafts
  payable ..........................................   3,870   (1,522)    1,573
  Additions to long-term debt ......................   9,158   19,000     9,737
  Payment of long-term debt ........................  (2,828)  (2,902)   (1,904)
  Issuance of common stock .........................   3,975    5,619     1,844
  Payment of cash dividends ........................  (7,579)  (6,189)   (4,581)
  Purchase of treasury stock ....................... (22,209)  (2,713)      (55)

     Net cash (used) provided by financing
      activities ................................... (15,613)  11,293     6,614

Effect of foreign currency exchange rates on cash ..    (783)  (3,138)     (843)

Net (decrease) increase in cash and cash equivalents  (7,330)  21,060    (7,947)

Cash and cash equivalents at beginning of year .....  67,576   46,516    54,463

Cash and cash equivalents at end of year ...........$ 60,246 $ 67,576  $ 46,516


The Notes to Consolidated Financial Statements are an integral part of these statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)


(1)  Summary of Significant Accounting Policies:

Principles of Consolidation -

The consolidated financial statements include the accounts of Air Express International Corporation and its majority-owned subsidiaries (the "Company"), all of which conduct operations within a single business segment providing integrated logistic services. All significant intercompany accounts and transactions have been eliminated. Investments in 20.0% to 50.0%-owned affiliates are accounted for using the equity method.

With the exception of entities operating in highly inflationary economies, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting translation adjustments are recorded as a component of other comprehensive income in the Consolidated Statements of Stockholders' Investment. Translation gains or losses of the Company's entities which operate in highly inflationary economies are included in the Consolidated Statements of Operations.

Accounting Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and Cash Equivalents -

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Transportation Payables -

Transportation payables represent the Company's largest trade payables which are mainly due to airlines, steamship and trucking companies.

Property, Plant and Equipment -

The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to expense as incurred.
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

Method of Revenue and Expense Recognition -

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

Reclassifications and New Accounting Standards -

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130 - "Reporting Comprehensive Income," SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 - "Employees' Disclosures about Pensions and Other Postretirement Benefits." These standards increased financial reporting disclosures and had no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the December 31, 1997 and 1996 Consolidated

Financial Statements to conform with the financial reporting requirements of SFAS No. 130 (See Consolidated Statements of Stockholders' Investment) SFAS No. 131 (See Note 6 to the Consolidated Financial Statements) and SFAS No. 132 (See
Note 12 to the Consolidated Financial Statements). Additionally, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this statement of position did not have a material impact on the Company's results of operation or financial position.

Recently Issued Accounting Standards -

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


(2)  Marketable Securities:

At December 31, 1998, the Company held an investment in equity shares of Equant N.V., an international data network service provider, of which 30% represent marketable securities. The remaining shares are not currently marketable and are carried at cost of $.4 million in the accompanying balance sheet. The marketable securities were classified as available-for-sale and were carried at fair value which was based upon quoted prices. Unrealized gains and losses, net of tax, were reported as a component of other comprehensive income. At December 31, 1998, the fair value, cost, and unrealized gain on the shares was approximately $7.2 million, $.2 million, and $7.0 million, respectively. During the first quarter of 1999, the Company sold these marketable securities for a pre-tax gain of approximately $7.9 million and a net after-tax gain of approximately $4.7 million, or $.14 per diluted share. The sale will be recorded in the Company's 1999 first quarter results.

(3)  Common Stock Split:

On June 19, 1997, the Company's Board of Directors declared a three-for-two split of the Company's Common Stock, payable in the form of a stock dividend. The additional shares were distributed on July 25, 1997 to shareholders of record on July 11, 1997. Accordingly, all share and per share information throughout the consolidated financial statements was restated to reflect the split.

(4)  Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the year. For the year 1996, diluted earnings per share was calculated assuming the conversion of the convertible subordinated debentures outstanding for the year, and the elimination of the related interest expense, net after tax, which approximated $1.5 million.

The basic and diluted earnings per share and number of common shares and common share equivalents were as follows:

                                                         1998     1997     1996
Earnings per share:
     Basic ..........................................   $ 1.27   $ 1.44   $ 1.23
     Diluted ........................................   $ 1.26   $ 1.41   $ 1.16

Common shares and common share
 equivalents (in thousands):

     Weighted-average shares outstanding ............   34,359   34,356   31,377

     Basic shares ...................................   34,359   34,356   31,377

     Shares issuable with respect to subordinated
      convertible securities and additional common
      share equivalents (stock options) .............      428      742    3,218

     Diluted equivalent shares ......................   34,787   35,098   34,595


(5)  Restricted Funds:

The restricted funds consist of cash and investments held in trust and committed for the construction of an air cargo facility terminal building in accordance with the Company's bond indenture (See Note 9 to the Consolidated Financial Statements). Investments are stated at cost, which approximates market, as it is the intent of the Company to hold the investments until maturity. The funds are invested in compliance with the Company's bond indenture which restricts the type, quality and maturity of investments.

(6)  Regional Operations:

The Company operates its integrated logistics business as a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated.

                                                Year Ended December 31,
                                         1998             1997           1996

Revenues by service:

Airfreight ........................     $1,158,338     $1,202,332     $1,026,476
Ocean freight .....................        201,700        201,083        190,082
Customs brokerage & other .........        153,158        142,305        118,889
Total revenues ....................     $1,513,196     $1,545,720     $1,335,447

Revenues by geographic area:

U.S.A .............................     $  607,145     $  612,191     $  511,759

 United Kingdom ...................        159,657        167,185        152,724
 Other ............................        319,522        299,727        257,303
Europe ............................        479,179        466,912        410,027
Asia and Others ...................        426,872        466,617        413,661
  Total foreign ...................        906,051        933,529        823,688

Total revenues ....................     $1,513,196     $1,545,720     $1,335,447

Operating profit by
 geographic area:

U.S.A .............................     $   17,061     $   23,389     $   17,107

Europe ............................         19,709         23,295         16,943
Asia and Others ...................         25,304         24,228         24,705
  Total foreign ...................         45,013         47,523         41,648

Total operating profit ............     $   62,074     $   70,912     $   58,755

Long-lived assets by
 geographic area:

U.S.A .............................     $  127,436     $  100,560     $   74,901

Europe ............................         55,560         45,578         50,035
Asia and Others ...................         48,800         42,047         49,850
  Total foreign ...................        104,360         87,625         99,885

Total long-lived assets ...........     $  231,796     $  188,185     $  174,786


(7)  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, is as follows:

                                                               December 31,
                                                          1998            1997

Buildings and improvements .........................    $  44,700     $  29,555
Leasehold improvements .............................       11,419        10,620
Automotive equipment ...............................        2,933         4,064
Furniture and fixtures .............................       26,052        20,345
Terminal and data processing equipment .............       61,059        47,690
                                                          146,163       112,274
Less: accumulated depreciation .....................      (70,515)      (57,235)
                                                           75,648        55,039
Land ...............................................        5,530         5,402

Property, plant and equipment, net .................    $  81,178     $  60,441


(8)  Revolving Credit Loan Agreement and Other Short-Term
     Borrowing Facilities:

The Company maintains a $75.0 million unsecured Revolving Credit Loan Agreement (the "Agreement"). The Agreement with a syndicated group of U.S. banks has a three-year term which expires in June 2001 with the option to extend annually on the anniversary date. The interest charged on borrowings is the bank's prime rate, or London Interbank Offered Rate (LIBOR) plus .25% to .50% per annum. The Company is required to pay an annual facility fee at a variable rate of .12% to
 .25% on the maximum amount available under the Agreement. Among the various covenants contained in this Agreement, the Company is required to maintain certain ratios and balances as to minimum stockholders' investment, debt to stockholders' investment and fixed charge coverage. The Company is in compliance with all financial covenants of the Agreement, as of December 31, 1998. At December 31, 1998, the Company was utilizing approximately $3.2 million under this facility primarily for letters of credit issued in connection with the Company's insurance programs.

A number of the Company's foreign subsidiaries have unsecured short-term overdraft facilities with foreign banks which approximated $22.2 million at December 31, 1998. The largest single facility, extended to the Company's Netherlands subsidiary, was approximately $6.0 million. Borrowings under these facilities generally bear interest at .5% to 2.0% over the foreign banks' equivalent of the prime rate. At December 31, 1998, outstanding borrowings from these facilities were approximately $4.4 million.

(9)  Long-Term Debt:

Long-term debt consists of the following:

                                                                December 31,
                                                             1998        1997

Industrial Development Revenue Bonds ...................   $ 19,000    $ 19,000
Term Loan Ireland- principal paid monthly through
 2005, in local currency, bearing interest at 4.37% ....      8,030        --
Term Loan Holland-principal paid quarterly through
 2004, in local currency, bearing interest at 4.30% ....      6,779       7,190
Note Payable-principal due in 2003, bearing interest
 at 6.0% ...............................................      6,000        --
Term Loan Singapore - principal paid semi-annually
 through 2007, in local currency, bearing interest
 at 4.90% ..............................................      4,263       3,952
Mortgage Australia - principal paid quarterly through
 2002, in local currency, bearing interest at
 10.2% payable monthly .................................      1,393       1,902
Mortgage Holland - principal paid quarterly through
 2002, in local currency, bearing interest at 8.51% ....        808         938
Other long-term debt ...................................        642         680
                                                             46,915      33,662
Less: current portion ..................................     (4,337)     (2,654)
                                                           $ 42,578    $ 31,008

The maturities of long-term debt are as follows:

                                                Year Ending           Principal
                                                December 31,            Amount

                                                   1999                $ 4,337
                                                   2000                  3,504
                                                   2001                  3,476
                                                   2002                  3,271
                                                   2003 and beyond      32,327
                                                                       $46,915

The combined carrying value of the assets collateralized under mortgages was approximately $7.1 million at December 31, 1998.

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

The Bonds were issued with a variable interest rate based upon a Weekly Rate (as determined by a Remarketing Agent) which is the minimum rate necessary for the Remarketing Agent to sell the Bonds on the effective date of such Weekly Rate at a price equal to 100% of the Bonds' principal amount without regard to accrued interest. The Company may from time to time change the method of determining the interest rate to a daily, weekly, commercial paper or long-term interest rate. However, in no event shall the interest rate exceed the maximum annual interest rate of 15%. For 1998, the interest rate on the Bonds ranged between 2.9% and 4.5%.

The Singapore term loan is a two-tranche, fully secured loan facility for the construction of warehouse and distribution facilities. The first tranche is fully utilized bearing a 4.90% interest rate for the first five years of the loan and thereafter at the rate per annum exceeding by 1.25% the six-month SWAP Offer Rate. At December 31, 1998, the second tranche had an available balance of approximately $9.7 million of which approximately $.7 million was utilized.

At  December  31,  1998,  the  fair  value  of  the  Company's   long-term  debt
approximated the carrying amount of $46.9 million.

Interest expense on long-term debt for the years ended December 31, 1998, 1997 and 1996 was approximately $.9 million, $1.0 million and $3.3 million, respectively.

(10)  Common Stock Option Plans:

The  Company  has  three  fixed  stock  option  plans:  the  1984  International
Employees' Stock Option Plan ("International Plan") and the 1991 and 1996 Employees Incentive Stock Plans ("Incentive Plans"). Under all three plans, the Company may grant options to its officers and employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. Additionally, under both Incentive Plans, the Company may grant stock appreciation rights (SAR's) to employees at prices equal to or greater than the fair market value of the common stock on the date of the grant. To date, no SAR's have been granted. For all plans, options become exercisable over a four-year vesting period and expire five years after the grant date. Under the combined plans, 5,400,000 shares of the Company's Common Stock were authorized.

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

                                         1998           1997              1996
Net Income:
          As reported ..........      $   43,756      $   49,451      $   38,500
          Pro forma ............      $   40,784      $   47,574      $   37,409

Earnings Per share:
   Basic -
          As reported ..........      $     1.27      $     1.44      $     1.23
          Pro forma ............      $     1.19      $     1.38      $     1.19

   Diluted -
          As reported ..........      $     1.26      $     1.41      $     1.16
          Pro forma ............      $     1.17      $     1.36      $     1.12


The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 27.0%, 27.0% and 28.0%, risk-free interest rates of 5.5%, 6.2% and 6.3%, dividend yield of .9% for 1998; .8% for 1997 and 1.2% for 1996 and an expected life of four years for all years.

A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996, and the changes during the years ending on those dates is presented below:


                                        1998                         1997                          1996
                                          Weighted-Average              Weighted-Average              Weighted-Average
 Options                      Shares      Exercise Price       Shares   Exercise Price       Shares   Exercise Price

Options Outstanding
 Beginning of Year ......    2,349,270      $ 18.15           1,990,450    $ 12.99          2,072,517    $ 12.32

Options Granted .........      160,500        26.33           1,011,375      24.48            132,000      16.49

Options Exercised .......     (351,528)       11.36            (497,398)     11.30           (214,067)      8.61

Options Canceled or
 Expired ................      (65,616)       11.83            (155,157)     15.01                --          --


Options Outstanding
 End of Year ............     2,092,626     $ 20.13           2,349,270    $ 18.15          1,990,450     $ 12.99

Options Exercisable
 End of Year ............       956,412                         790,590                       789,897


Weighted-Average Fair
 Value of Options Granted
 During the Year ........        $ 7.33                          $ 7.23                        $ 4.76


The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                   Options Outstanding                                    Options Exercisable
     Range of          Number        Weighted-Average                               Number
     Exercise       Outstanding      Years Remaining     Weighted-Average         Exercisable    Weighted-Average
      Prices         at 12/31/98      Contract Life       Exercise Price         at 12/31/98     Exercise Price
$  8.53  $15.50         189,224            .2               $  9.63                 183,592         $  9.45
$ 15.83  $18.24         794,415           1.5               $ 15.95                 536,701         $ 15.91
$ 20.42  $37.30       1,108,987           3.6               $ 24.91                 236,119         $ 24.66

                      2,092,626                                                     956,412


(11)  Income Taxes:

The Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. Foreign subsidiaries file separate corporate income tax returns in their respective countries. The components of income before provision for income taxes and the current and deferred components of the provision for income taxes were as follows:

                                                   Years Ended December 31,
                                              1998         1997           1996
Income before provision for income
 taxes:
       U.S ............................     $ 23,813     $ 31,767      $ 20,204
       Foreign ........................       45,689       47,355        41,892
                                            $ 69,502     $ 79,122      $ 62,096
  Current provision:
       U.S. Federal ...................        7,194       10,837         6,346
       Foreign ........................       15,021       16,357        14,494
       State ..........................        1,157        1,950         1,356
                                              23,372       29,144        22,196

  Deferred provision:
       U.S. Federal ...................        1,877          621         1,368
       Foreign ........................          228         (187)         (165)
       State ..........................          269           93           197
                                               2,374          527         1,400
Total provision for income taxes ......     $ 25,746     $ 29,671      $ 23,596


The provision for income taxes includes deferred taxes resulting from the recognition of certain revenues and expenses in different periods for financial reporting purposes than for tax reporting purposes. The components of the provision for deferred taxes were as follows:

                                                      Years Ended December 31,
                                                    1998      1997        1996

Net change in allowance for doubtful accounts
 and other reserves ...............................$ 1,566   $ (264)   $   768
Undistributed earnings of unconsolidated
 affiliates........................................    575    1,124        544
Accelerated depreciation ..........................    106      260        294
Net unrealized foreign exchange gains (losses) ....    127     (593)      (206)
                                                   $ 2,374   $  527    $ 1,400

The difference between the actual provision and the amount computed at the statutory U.S. Federal income tax rate of 35.0% for 1998, 1997 and 1996 is attributable to the following:

                                                    Years Ended December 31,
                                                1998        1997        1996

Income before provision for income taxes .... $ 69,502    $ 79,122    $ 62,096

Tax provision computed at statutory rate .... $ 24,326    $ 27,693    $ 21,734

Increases (reductions) in tax provision
 due to:
   Benefit of operating loss carryforwards ..     (470)       (356)       (523)
   Net operating losses for which no tax
     benefit has been recognized ............      605         778         455
   Goodwill amortization ....................      845         846         802
   Other nondeductible expenses .............      582         337         879
   Foreign income taxed at different rates ..   (1,654)     (1,643)     (1,304)
   State income tax, net of Federal tax
    benefit .................................    1,406       2,043       1,553
   Other ....................................      106         (27)         --
Total provision for income taxes ............ $ 25,746    $ 29,671    $ 23,596


For tax reporting  purposes,  the Company and its  subsidiaries  had  available,
dependent  upon  future  taxable  income,   the  following  net  operating  loss
carryforwards as of December 31, 1998:

                           Expiring In                Net Operating Losses

                             2000                          $       66
                             2001                                  33
                             2002                                 580
                             2003                                 276
                             2004                                  54
                             No Expiration                     16,716
                                                           $   17,725

The net operating losses include $7.5 million incurred by companies prior to their acquisition by the Company. Future utilization of the $7.5 million in net operating losses will be treated as a reduction of goodwill. The use of any loss carryforwards is dependent upon future taxable income in the applicable taxing jurisdiction.

Accumulated unremitted earnings of foreign subsidiaries, which are intended to be permanently reinvested for continued use in their operations and for which no U.S. income taxes have been provided, aggregated approximately $170.9 million at December 31, 1998.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                             December 31,
                                                        1998              1997
Deferred tax assets:
Reserves for doubtful accounts and other
 operating reserves ............................       $  4,538        $  5,379
Net operating losses ...........................          7,710           7,081
Realized foreign exchange losses ...............             --              49
Unrealized tax translation .....................            279              --
Tax credits ....................................             --             480
   Total deferred tax assets: ..................         12,527          12,989
Valuation allowance ............................         (6,750)         (6,121)
   Net deferred tax asset ......................       $  5,777        $  6,868

Deferred tax liabilities:
Realized foreign exchange gains ................       $     78        $     --
Depreciation ...................................            594             487
Undistributed earnings of
 unconsolidated affiliates .....................          3,036           2,462
Other ..........................................            210             205
Unrealized gain on sale of securities ..........          2,892              --
   Total deferred tax liabilities: .............          6,810           3,154

Net deferred tax liability (asset) .............       $  1,033        $ (3,714)


(12)  Retirement Plans:

The Company maintains a 401(k) Retirement Plan, covering substantially all U.S. employees not participating in collective bargaining agreements. The Company contributes 3.0% of salary for all eligible participants. In addition, the Company matches, dollar for dollar, employee contributions up to 3.0% of salary, subject to certain limitations imposed by the Internal Revenue Code. The total expense for Company contributions was $2.8 million in 1998, $3.0 million in 1997 and $2.8 million in 1996.

Pursuant to collective bargaining agreements with its labor unions, the Company made payments to union-sponsored, multi-employer pension plans, based upon the hours worked by covered employees. Such payments approximated $1.8 million in 1998, $1.7 million in 1997 and $1.4 million for 1996. These amounts were determined by the union contracts, and the Company does not administer or control the funds. In the event of plan terminations or Company withdrawal from the plans, the Company may be liable for a portion of the plans' unfunded vested benefits, if any. In 1994 the Company recorded a pre-tax charge in the amount of $1.0 million for the Company's estimated portion of its unfunded vested liability to one multi- employer pension plan. The Company accrued interest on this amount in 1995 and 1996 and subsequently paid approximately $1.6 million in the third quarter of 1996 to the Plan's trustees in full settlement of the unfunded vested liability.

One foreign subsidiary maintains a defined benefit pension plan ("the Plan") which covers substantially all of its employees. The Plan provides benefits based upon years of service and compensation which are in addition to certain retirement benefits accruing to the employees under government regulations. Participating employees contribute 5.0% of their annual compensation to the Plan.

The net periodic pension costs for the years ended December 31, 1998, 1997 and 1996 for the Plan are as follows:

                                                         December 31,
                                                 1998        1997          1996

Service cost ...............................    $ 1,515     $   789     $   733
Interest cost ..............................      2,180       1,579       1,328
Expected return on assets ..................     (2,597)     (2,331)     (1,841)
Net amortization and deferral ..............        241       1,333         643
Net periodic pension expense ........ ......    $ 1,339     $ 1,370     $   863

The funding of the Plan is actuarially determined. The Plan's assets are invested primarily in equity securities, and contributions were made by the Company to the Plan in 1998, 1997 and 1996. The change in benefit obligation, plan assets and reconciliation of funded status for 1998 and 1997 were as follows:

                                                                December 31,
                                                           1998            1997
Change in benefit obligation:

    Benefit obligation at beginning of year ..........    $ 31,350     $ 17,631
    Service cost .....................................       1,515          789
    Interest cost ....................................       2,180        1,579
    Employee contributions ...........................         663          655
    Actuarial losses .................................       2,245       11,608
    Benefits paid ....................................        (456)        (354)
    Foreign currency exchange rate changes ...........         (51)        (558)
    Benefit obligation at end of year ................      37,446       31,350

Change in plan assets:

    Fair value of plan assets at beginning of year ...      26,532       22,338
    Actual return ....................................       1,880        3,301
    Company contribution .............................       1,472        1,370
    Employee contributions ...........................         663          655
    Benefits paid ....................................        (456)        (354)
    Foreign currency exchange rate changes ...........         (35)        (778)
    Fair value of plan assets at end of year .........      30,056       26,532

    Funded status ....................................      (7,390)      (4,818)
    Unrecognized transition obligation ...............       7,390        4,818
    Prepaid (accrued) pension cost ...................    $     --     $     --

The major assumptions used in determining the funded status of the Plan are set forth below. The first two assumptions are used in determining the Plan's funded status, whereas all three assumptions are used in determining the net periodic pension cost. These assumptions approximate the rates prevailing in the applicable foreign country.

                                                           December 31,
                                                   1998        1997      1996

Discount rate ................................      6.0 %      7.0 %      8.5 %
Rate of increase in future compensation ......      4.0 %      5.0 %      5.0 %
Long-term investment return ..................      9.0 %      9.5 %     10.5 %

Many of the Company's other foreign subsidiaries maintain defined contribution or similar plans covering substantially all of their employees. The plan benefits are funded essentially through insurance companies using deferred annuity contracts. The cost is funded on an annual basis by the foreign subsidiary and the employee, if the plan is contributory. For the years ended December 31, 1998, 1997 and 1996, pension expense for these plans approximated $4.4 million, $5.0 million and $4.7 million, respectively.

The Company does not sponsor any material retirement benefits other than pensions. Post- employment benefits other than pensions are insignificant.

(13)  Commitments and Contingencies:

The Company is obligated under long-term operating lease agreements for computer equipment, terminal facilities and automotive equipment. At December 31, 1998, the minimum annual rentals under these long-term leases were as follows:

                                            Year Ending
                                            December 31,             Amount

                                                1999                $33,030
                                                2000                 30,084
                                                2001                 25,933
                                                2002                 18,844
                                                2003                 14,015
                                                2004 and thereafter  58,685

For the years ended December 31, 1998, 1997 and 1996, rental expense for assets leased under long-term operating lease agreements approximated $28.7 million, $23.3 million and $23.1 million, respectively.

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

(14)  Foreign Currency Translation:

The Company purchases foreign currency forward exchange contracts to hedge its foreign currency exposures associated with investments in certain foreign operations and certain intercompany transactions. The Company does not use these contracts for trading purposes. At December 31, 1998, the carrying value of these contracts represents approximately $.1 million of net unrealized gains, which was determined from the fair valuation of such contracts, and is included in other current assets in the accompanying balance sheet. The aggregate notional amount of these contracts, which will mature at various dates in 1999, was $10.2 million at December 31, 1998.

Gains or losses resulting from forward exchange contracts purchased to hedge investments in certain foreign subsidiaries are excluded from the statement of operations and are recorded, net of tax, as a component of accumulated other comprehensive income. In 1998, the Company recognized a $1.9 million gain on these contracts compared with a $1.3 million gain in 1997.

The Company recognizes, in foreign exchange gains, gains and losses on forward exchange contracts purchased to hedge certain intercompany transactions. In 1998, the Company recognized a $.2 million pre-tax gain on these contracts. Additionally, both gains and losses from other foreign currency transactions and translation gains and losses of subsidiaries operating in highly inflationary economies are recognized in Other, net (See Note 16 to the Consolidated Financial Statements).

The Company operates in many countries throughout the world, resulting in significant sums of money collected in various local currencies. There are risks from fluctuations in the value of these currencies, devaluations, or other actions and events which may result in the Company carrying assets in foreign currencies that are not easily convertible, or not convertible at all, into U.S. dollars. These foreign currency assets are included in the Company's net investment in its foreign operations. From time to time and when feasible and cost effective, the Company seeks to minimize the effect of fluctuations in the values of foreign currencies on its financial position through the purchase of foreign currency forward exchange contracts.

(15)  Acquisitions:

During 1998, the Company made five acquisitions: Aero Expreso Internacional ("Aero Expreso"), Gulf Coast Drawback Services, Inc. ("Gulf Coast"), Associated Customhouse Brokers, Inc. ("ACB"), Translink Group of Companies ("Translink"), and AEI Hannover Gmbh ("Hannover"). Aero Expreso, based in Buenos Aires, is a long-time agent of the Company and the largest inbound forwarder and customs broker in Argentina. Gulf Coast is the largest provider of specialized duty drawback services in the United States. ACB, headquartered in Rochester, New York, provides customs brokerage and freight forwarding services primarily in the upstate New York region. Translink is an Ireland-based air and ocean freight forwarder providing services to major multi-national and Irish customers predominately across the U.S. - Ireland trade lanes. Hannover was the Company's exclusive agent based in Hannover, Germany. The total paid for these acquisitions was approximately $29.0 million, which was comprised of $23.0 million of cash and a $6.0 million note. The acquisitions were accounted for as purchases. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The total cost in excess of the net assets acquired was approximately $27.4 million, which is being amortized over 40 years. The results of operations for these acquisitions were included in the Consolidated Statement of Operations from the dates of acquisition and had no material pro forma impact on the Company's results of operations or financial position.

(16)  Other, net:

Other, net consists of the following:

                                                    Year Ended December 31,
                                                1998        1997           1996
Equity in earnings of unconsolidated
  affiliates ...........................      $ 4,696      $ 3,743       $ 2,578
Gain on sale of affiliate ..............           --        1,876           --
Foreign exchange gains .................          648        1,265         1,876
Gains (losses) on sales of assets ......            8          (34)          164
                                              $ 5,352      $ 6,850       $ 4,618

(17)  Supplemental Disclosures of Cash Flow Information:

Interest and income taxes paid were as follows:

                                              Year Ended December 31,
                                          1998            1997            1996

Interest .......................         $ 1,314         $ 1,182         $ 3,020
Income Taxes ...................         $26,781         $28,270         $17,064


Noncash investing and financing activities:

In 1998, as part of an acquisition,  the Company issued a $6.0 million note (See
Note 15 to the Consolidated Financial Statements).

On July 8, 1996, as a result of debenture conversions, the Company issued 4,936,134 shares of its Common Stock valued at approximately $74.4 million.

(18)  Quarterly Revenues and Earnings (Unaudited):

                                                       Quarter
                                         1st        2nd        3rd        4th  *
Year Ended December 31, 1998

     Revenues ......................   $372,376   $378,494   $372,961   $389,365

     Operating profit ..............   $ 13,156   $ 19,637   $ 18,630   $ 10,651

     Net income ....................   $  9,730   $ 13,661   $ 13,010   $  7,355

     Income per common share:

       Basic .......................   $    .28   $    .39   $    .38   $    .22

       Diluted .....................   $    .28   $    .39   $    .38   $    .22

Year Ended December 31, 1997

     Revenues ......................   $351,155   $386,591   $395,405   $412,569

     Operating profit ..............   $ 12,287   $ 19,411   $ 19,738   $ 19,476

     Net income ....................   $  8,539   $ 13,042   $ 13,363   $ 14,507

     Income per common share:

       Basic .......................   $    .25   $    .38   $    .39   $    .42

       Diluted .....................   $    .25   $    .37   $    .38   $    .41

* The fourth quarter of 1998 included a one-time pre-tax charge of $3.6 million or $2.2 million after tax ($.06 per diluted share) in connection with a contract settlement with a major customer. The fourth quarter of 1997 included a one-time pre-tax gain of $1.9 million or $1.2 million after tax ($.03 per diluted share) related to the sale of a foreign affiliate.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(Dollars in thousands)
                                                              Net
                                    Balance at             Write-offs   Balance
                                    Beginning    Charges   Charged to   at End
                                    of Period   to Income  Reserves    of Period
Year ended December 31, 1998:
  Allowance for doubtful accounts ... $4,224     $2,215     $1,327       $5,112

Year ended December 31, 1997:
  Allowance for doubtful accounts ... $4,721     $1,906     $2,403       $4,224

Year ended December 31, 1996:
  Allowance for doubtful accounts ... $4,695     $1,124     $1,098       $4,721

                                  EXHIBIT INDEX





Exhibit                                                          Sequential
  No.                Description                                  Page No.




  21             Subsidiaries of the Registrant                     54


  23             Consent of Independent Public
                  Accountants                                       55


  27             Financial Data Schedule                            56

                                                                    EXHIBIT 21

                      AIR EXPRESS INTERNATIONAL CORPORATION
               SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 1998

                                                                     Percent
                                                 Jurisdiction        of Shares
                                                     of              Owned by
              Name                               Incorporation     Direct Parent

Air Express International USA, Inc.                  Delaware           100%
Radix Group International, Inc.                      Delaware           100%
Surface Freight Corporation                          Florida            100%
AEI Ocean Services, Inc.                             Delaware           100%
Luskcom Group Inc.                                   Louisiana          100%
AEI Aero Expreso Internacional S.A.                  Argentina          100%
Air Express International (Australia)                Australia          100%
Air Express International (Belgium) N.V.             Belgium            100%
Air Express International do Brazil Ltda. S.C.       Brazil             100%
AEI (Canada) Inc.                                    Canada             100%
Air Express International (Fiji) Limited             Fiji               100%
Air Express International Finland Oy                 Finland             90%
Air Express International France S.A.                France             100%
Air Express International GmbH                       Germany            100%
Air Express International (H.K.) Limited             Hong Kong          100%
Air Express International (Ireland) Limited          Ireland            100%
Air Express International Luxembourg                 Luxembourg         100%
Air Express International Holding B.V.               The Netherlands    100%
Air Express International Limited                    New Zealand        100%
AEI (Norway) A.S.                                    Norway              75%
Air Express International (PNG) Pty. Limited         Papua New Guinea   100%
Air Express International Corporation Del Peru S.A.  Peru               100%
Air Express International Singapore (Pte.) Limited   Singapore          100%
Air Express International (S.A.) Pty. Limited        South Africa       100%
AEI Ltd.                                             Switzerland        100%
Air Express International Limited                    Switzerland        100%
AEIC Air Cargo, Inc.                                 Taiwan             100%
Air Express International (U.K.) Ltd.                United Kingdom     100%
Air Express International (PVT) Limited              Zimbabwe           100%

                                                                   EXHIBIT 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report, dated March 26, 1999 included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-10799, 33-52955, 33-63035, 333-18853, 333-6999 and 333-25629.




                                                          ARTHUR ANDERSEN LLP



New York, New York
March 26, 1999