Form 10-K405/A
period 1998-12-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1999-04-29
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was as of April 23, 1999 was $767,969,862.

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 23, 1999 was 33,389,994.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                INTRODUCTORY NOTE

               This Amendment No. 1 on Form 10-K/A of Air Express International Corporation (the "Company") amends and restates in their entirety Items 10, 11, 12 and 13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)  Directors of the Registrant

         The following table sets forth information concerning the directors of the Company as of April 23, 1998.


                                                                      Director
                                 Principal Occupation and Other     Continuously
Name                   Age              Directorships                   Since
--------------------   ---    -----------------------------------   ------------

John M. Fowler         50     Independent   business   consultant       1985
                              since August 1998.  Executive  Vice
                              President   and   Chief   Financial
                              Officer, MoneyGram Payment Systems,
                              Inc.,  October 1996 through  August
                              1998.      Independent     business
                              consultant  from July 1995  through
                              October   1996.    Executive   Vice
                              President of  Travelers  Group Inc.
                              (formerly  Primerica  Corporation),
                              New York,  New York,  1991  through
                              June     1995.      Director     of
                              Transatlantic  Holdings,  Inc.  and
                              MoneyGram Payment Systems, Inc.

Hendrik J. Hartong,    60     Chairman   of  the   Board  of  the       1985
                              Company since 1985 (Chief Executive
                              Officer  from 1985 to 1989);  Since
                              1988  General  Partner of  Brynwood
                              Partners  II L.P.  and  since  1996
                              General    Partner   of    Brynwood
                              Partners   III,    L.P.,    private
                              investment  partnerships.  Director
                              of  Hurco   Companies,   Inc.   and
                              Lincoln Snacks Company.

Donald  J. Keller      67     Chairman  of the  Board  of  Vlasic       1990
                              Foods  International,   Inc.  since
                              March  1998;  Chairman of the Board
                              of  Prestone  Products  Corporation
                              from   January  1995  through  June
                              1997.  Chairman  of the Board of B.
                              Manischewitz   Company  from  March
                              1993  until  May  1998  (President,
                              Co-Chief  Executive  Officer  and a
                              director  from  May  1992 to  March
                              1993). Director of Dan River Inc.

                                                                      Director
                                 Principal Occupation and Other     Continuously
Name                   Age              Directorships                   Since
--------------------   ---    -----------------------------------   ------------

Andrew L. Lewis IV     42     President,  KRR  Partners  L.P.,  a       1986
                              private   investment   partnership,
                              since   July   1993;    independent
                              business  consultant from July 1990
                              to  March  1993;   Chief  Executive
                              Officer of Environmental Management
                              Services,      an     environmental
                              consulting firm, from 1988 to 1990.
                              Director of Hurco  Companies,  Inc.
                              and  Independence   Blue  Cross  of
                              Philadelphia.

Richard T. Niner       59     General   Partner   since  1988  of       1985
                              Brynwood   Partners  II  L.P.,  and
                              General   Partner   of  Wind  River
                              Associates LP., private  investment
                              partnerships.   Director  of  Arrow
                              International, Inc., Case Pomeroy &
                              Company,  Inc. and Hurco Companies,
                              Inc.

John Radziwill         51     Private investor since August 1997.       1995
                              President  of  Radix   Organization
                              Inc.  from July 1976  until  August
                              1997;  President of Radix  Ventures
                              Inc.    from    1979    until   its
                              acquisition  by the Company in June
                              1995.

Guenter Rohrmann       60     President   and   Chief   Executive       1985
                              Officer of the Company since 1989.

Noel E. Vargas         71     President  of  Luskcom  Group  Inc.       1996
                              since  1975  (President  and  Chief
                              Executive    Officer    until   its
                              acquisition by the Company in April
                              1996).


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

          During the year ended December 31, 1998, there were seven meetings of the Board of Directors, three meetings of the Executive Committee, two meetings of the Audit Committee, two meetings of the Compensation and Stock Option Committee, and one meeting of the Nominating Committee. Each director attended more than 75% of the aggregate of the meetings of the Board of Directors and of the committees thereof on which he served.

DIRECTOR COMPENSATION

          During 1998, each director who is not an officer of the Company received an annual fee of $20,000 for serving as a director and $1,250 for each day of attendance at meetings of the Board of Directors or a committee thereof.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and each person who beneficially owns more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Company's Common Stock and to furnish copies of such reports to the Company. Based solely upon a review of the copies of the forms furnished to the Company and inquiry of the Company's directors and executive officers, the Company believes that all of its directors and executive officers, and all persons owning beneficially more than ten percent of the Company's Common Stock, complied in a timely manner with all filing requirements applicable to them with respect to transactions during the year ended December 31, 1998.

          (b)  Executive Officers of the Registrant

          Reference is made to the information with respect to executive officers of the Company under the caption "Executive Officers of the Company" at the end of Part I of the 1998 Form 10-K

          Each executive officer of the Company holds office for a term expiring at the first meeting of the Board of Directors of the Company following the Annual Meeting of Shareholders of the Company after his or her election and until his or her successor is duly elected and has qualified or until his or her earlier death, resignation or removal.

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

                           SUMMARY COMPENSATION TABLE

          The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company to the Chief
Executive Officer and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) as of December 31, 1998, for their services in all capacities for each of the years in the three-year period ended December 31, 1998:

                                                                        Long-Term
                                                                       Compensation
                                                                       ------------
                                                                        Securities
                                        Annual Compensation (1)         Underlying     All Other
    Name and Principal            -----------------------------------   Options (2)   Compensation
         Position                   Year       Salary($)    Bonus($)   (# of Shares)    ($)(3)
---------------------------       ---------    ---------   ----------  -------------  -----------

Guenter Rohrmann                    1998        560,000      500,000       75,000       115,299
  President and Chief               1997        525,000    1,200,000        - 0 -       114,549
  Executive Officer                 1996        480,000      800,000        - 0 -        40,497

Robert J. O'Connell                 1998        210,000      150,000        - 0 -        58,799
  Senior Vice President             1997        200,000      250,000       15,000        55,299
                                    1996        190,000      150,000        - 0 -        14,740

Dennis M. Dolan                     1998        200,000      150,000        - 0 -        28,975
  Executive Vice President and      1997        190,000      250,000       15,000        26,000
  Chief Financial Officer           1996        175,000      150,000        - 0 -        13,088

Giorgio Laccona                     1998        185,000      150,000        - 0 -        28,012
  Senior Vice President, General    1997        170,000      250,000       15,000        24,600
  Manager The Americas              1996        155,000      150,000        - 0 -        12,488

Daniel J. McCauley                  1998        165,000       60,000        - 0 -        60,147
  Vice President, Secretary         1997        155,000      100,000       15,000        58,699
  and General Counsel               1996        145,000       75,000        - 0 -         7,000

----------
(1) Salary levels for each year are fixed at the beginning of the year. Bonuses for each year are determined following the end of the year.

(2) Adjusted to reflect stock dividend paid on July 25, 1997.

(3) Consists of contributions by the Company to its 401(k) Retirement Plan, which covers substantially all U.S.-based employees who are not covered by a collective bargaining agreement. The Company contributes (i) a sum equal to 3% of the salary of each eligible employee and (ii) a further sum, not exceeding 3% of the employee's salary, equal to the amount, if any, contributed by the employee, subject to certain limitations imposed by the Internal Revenue Code. Contributions under the 401(k) Retirement Plan for 1998 for Messrs, Rohrmann, O'Connell, Dolan, Laccona and McCauley were $9,300, $9,800, $9,300, $9,300 and $7,634, respectively. In addition, the
    Company makes contributions under its Deferred Compensation Plan equal to 3% of the amounts deferred thereunder by the named executive officers. Contributions under the Deferred Compensation Plan for 1998 for Messrs. Rohrmann, O'Connell, Dolan, Laccona and McCauley were $36,000, $9,000, $8,675, $8,212 and $5,513, respectively. A participant's interest in the Company's contributions to the 401(k) Retirement Plan and the Deferred Compensation Plan vests at the rate of 20% for each of the first five years of service and is fully vested thereafter. The balance in 1998 represents the dollar value of premiums paid by the Company with respect to life insurance for the benefit of each of the named executive officers.

                           STOCK OPTION GRANTS IN 1998

          The following table sets forth information with respect to the grant of stock options during 1998 to the executive officers named in the Summary Compensation Table.

                             Individual Grants
-----------------------------------------------------------------------------------
                                        Percent of
                                          Total
                                         Options                                       Potential Realizable Value
                          Options       Granted to       Exercise                      at Assumed Annual Rates of
                          Granted       Employees        Price per     Expiration       Stock Price Appreciation
        Name            (# of Shs.)     in 1998(2)      Share($)(1)       Date            for Option Term(4)(3)
---------------------   -----------    -------------    -----------    ------------   ---------------------------
                                                                                          5%              10%
                                                                                      ----------     ------------
Guenter Rohrmann          75,000            47%           26.31          6/18/03       544.617         1,205,675
Robert J. O'Connell          -0-            ---             ---              ---           ---               ---
Dennis M. Dolan              -0-            ---             ---              ---           ---               ---
Giorgio Laccona              -0-            ---             ---              ---           ---               ---
Daniel J. McCauley           -0-            ---             ---              ---           ---               ---

(1) All options were granted at an exercise price equal to the market value on the date of grant.

(2) Options with respect to a total of 160,000 shares were granted to employees in 1998.

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


                     AGGREGATED OPTION EXERCISES IN 1998 AND
                        OPTION VALUE AT DECEMBER 31, 1998

          The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to the exercise of stock options during 1998 and holdings of unexercised options at the end of the year:

                                                           Number of Shares         Value of Unexercised
                           Shares                      Underlying Unexercised            In-the-Money
                        Acquired on       Value              Options at                   Options at
      Name              Exercise (#)   Realized ($)      Fiscal Year End (#)        Fiscal Year End ($)(1)
      ----              ------------   ------------   --------------------------  ---------------------------
                                                      Exercisable  Unexercisable   Exercisable  Unexercisable
                                                      -----------  -------------  ------------  -------------
Guenter Rohrmann             -0-            -0-          84,375       103,125        499,247       166,416
Robert J. O'Connell       31,500        497,777           9,375        16,875         33,283        33,283
Dennis M. Dolan              -0-            -0-          20,625        16,875         99,849        33,283
Giorgio Laccona           11,250        224,674          20,625        16,875         99,849        33,283
Daniel J. McCauley           -0-            -0-          15,000        15,000         66,567        22,189

(1) Based on the excess of (i) the aggregate market value (closing price on the NASDAQ National Market) of the underlying shares on December 31, 1998, over (ii) the aggregate exercise price of the options.

EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

          The Company is party to an employment agreement with Mr. Rohrmann that provides for an annual base salary and such annual incentive compensation bonus as the Compensation and Stock Option Committee may determine. Mr. Rohrmann's base salary is subject to review annually and currently is $585,000. By its terms, the agreement will expire December 31, 2001. The agreement provides that in event of a change of control (as defined below), either party may terminate the executive's employment at any time, and upon such termination, the Company would be required to pay in a lump sum the balance of the base salary for the unexpired term of the agreement (but not less than two times the annual base salary). A "change of control" is defined in the agreement as (i) the acquisition by any person (which term includes any entity or group) of shares of the Company's Common Stock representing more than 40% of the shares outstanding or (ii) the sale or other disposition by the Company of all or substantially all of its assets.

PERFORMANCE GRAPH

          The following Performance Graph compares the cumulative total shareholder return on the Company's Common Stock over the five years ended December 31, 1998, with the cumulative total return for the same period of (i) the Standard & Poor's 500 Stock Index and (ii) a peer group comprised of four publicly-held companies: Airborne Freight Corporation, Expediters International of Washington, Inc., Circle International Group, Inc. (formerly, The Harper Group, Inc.), and Fritz Companies, Inc. Dividend reinvestment has been assumed and, with respect to companies in the peer group, the returns of each company have been weighted to reflect its stock market capitalization relative to that of the other companies in the group.

                       FIVE YEAR CUMULATIVE TOTAL RETURNS
                   VALUE OF $100 INVESTED ON DECEMBER 31, 1993


                               [PERFORMANCE GRAPH]


                               Base
                              Period
Company Name/Index            Dec 93   Dec 94   Dec 95   Dec 96   Dec 97  Dec 98
----------------------------  ------   ------   ------   ------   ------  ------
Air Express International CP    100    152.67   175.64   250.23   356.77  256.81
S&P 500 Index                   100    101.32   139.40   171.40   228.59  293.91
Peer Group                      100     98.93   142.28   103.11   171.47  181.77


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

          In determining the cash bonuses to be paid for 1998 to the Company's senior executive officers, including the Chief Executive Officer, the Committee noted (a) that management continued to integrate successfully various operations which had been acquired into the Company's logistics service and information network, and (b) that net income for the Company was at a level which was the second highest in Company history, but did not exceed net income for 1997 and did not meet management's goals for the year. Accordingly, the cash bonuses for the Company's executive officers and management in general were reduced substantially from 1997 levels. The reduction reflected the Committee's views of responsible management, and of the appropriate levels of bonus based upon the year's financial results.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of April 23, 1999 (except as otherwise noted), information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table under "Executive Compensation" in this Proxy Statement, (iii) each current director and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to this table, beneficial ownership of shares represents sole voting and investment power with respect to those shares:


                                                                 Percentage of
                                             Shares Owned         Outstanding
        Beneficial Owner                   Beneficially (#)     Shares (%)(1)
        ----------------                   ----------------     -------------


Wellington Management Company (2)......        3,187,700             9.5%
  75 State Street
  Boston, Massachusetts 02109
FMR Corp. (3)..........................        1,804,287             5.4%
  82 Devonshire Street
  Boston, Massachusetts 02109
Franklin Resources Inc. (4)............        2,197,770             6.6%
Hendrik J. Hartong, Jr. (5)............          486,517             1.5%
Guenter Rohrmann (6)...................          480,507             1.4%
Robert J. O'Connell (7)................           44,742             (13)

                                                                 Percentage of
                                             Shares Owned         Outstanding
        Beneficial Owner                   Beneficially (#)     Shares (%)(1)
        ----------------                   ----------------     -------------

Dennis M. Dolan (8)....................          102,938             (13)
Giorgio Laccona (9)....................           56,097             (13)
Daniel J. McCauley                                49,238             (13)
(10)...................................
John M. Fowler.........................           45,000             (13)
Donald J. Keller.......................            5,063             (13)
Andrew L. Lewis IV.....................           12,607             (13)
Richard T. Niner (11)..................          357,087             1.0%
John Radziwill.........................          408,502             1.2%
Noel E. Vargas (12)....................          457,290             1.4%
All directors and executive
officers as a group
(consisting of 13 persons).............        2,505,588             7.5%

------------
(1) Shares issuable upon the exercise of stock options owned by that person which can be exercised within 60 days of April 23, 1999, are deemed outstanding for the purpose of computing the number and percentage of outstanding shares owned by that person (and any group that includes that person) but are not deemed outstanding for the purpose of computing the percentage of outstanding shares owned by any other person.

(2) Based on information set forth in an amendment to a Schedule 13G filed by Wellington Management Company ("Wellington"), dated January 1, 1999, Wellington shared voting power with respect to 2,309,400 and shared dispositive power with respect to of 3,187,700 shares owned by clients for whom it acts as an investment advisor.

(3) Based on information set forth in an amendment to a Schedule 13G dated February 1, 1999 filed jointly by FMR Corp. ("FMR"), Edward C. Johnson 3d ("Mr. Johnson") Abigail P. Johnson ("Ms. Johnson"), FMR, Mr. Johnson and Ms. Johnson owned an aggregate of 1,804,287 shares. This amendment indicates that FMR, Mr. Johnson and Ms. Johnson have sole dispositive power over all 1,804,287 shares, that FMR has sole voting power over 152,837 shares and no shared voting power over any shares and that neither Mr. Johnson nor Ms. Johnson have sole or shared voting power with respect to any of such shares.

(4) Based on information in a Schedule 13G dated January 22, 1999 filed jointly by Franklin Resources Inc. ("FRI"), Charles B. Johnson ("Mr. C. Johnson"), Rupert A. Johnson, Jr. ("Mr. R. Johnson") and Franklin Advisers Inc. ("FAI"), FRI, Mr. C. Johnson, Mr. R. Johnson and FAI owned an aggregate of 2,197,700 shares. This filing indicates that FAI has sole power to vote over 2,166,300 shares, that FAI has sole dispositive power over 2,166,300 shares and Franklin Management Inc. has sole dispositive power over 31,470 shares, and that FRI, Mr. C. Johnson and Mr. R. Johnson are deemed to have beneficial ownership of 2,197,300 shares, and FAI has beneficial ownership of 2,166,300 shares. None of these persons have voting powers over 31,470 shares.

(5)   Includes 83,750 shares issuable upon the exercise of stock options.

(6)   Includes 131,250 shares issuable upon the exercise of stock options.

(7)   Includes 18,750 shares issuable upon the exercise of stock options.

(8)   Includes 30,000 shares issuable upon the exercise of stock options.

(9)   Includes 30,000 shares issuable upon the exercise of stock options.

(10)  Includes 22,500 shares issuable upon the exercise of stock options.

(11) Includes 5,061 shares held in custodial accounts for the benefit of Mr. Niner's children.

(12) Includes 156,632 shares held as trustee of the Vargas Family Trust for the benefit of Mr. Vargas and certain members of his family as to which Mr. Vargas has sole voting and dispositive power.

(13)  Less than 1%.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company is not a party to any relationship or transaction required to be disclosed pursuant to Item 404 of Regulation S-K in this Amendment No. 1 to the 1998 Form 10-K.

                                 SIGNATURES(1)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AIR EXPRESS INTERNATIONAL CORPORATION



                                         By:
                                            ----------------------------------
                                              Daniel J. McCauley
                                              Vice President, Secretary and
                                              General Counsel

Dated:  April 30, 1999









-----------------------
(1) This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. See, Part V.F.2. of Release 34-31905 (February 23, 1993).