Form 10-Q
period 1999-03-31
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1999-05-14
CIK 700674

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

                                      NONE
 Former name,former address and former fiscal year, if changed since last report


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

The number of shares of common stock outstanding as of May 10, 1999 was 33,403,494 (Net of 1,807,502 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      March 1999 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                         Page

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as at
                    March 31, 1999 and December 31, 1998.................  2

                    Condensed Consolidated Statements of Operations -
                    Three Months ended March 31, 1999 and 1998...........  3

                    Consolidated Statements of Cash Flows -
                    Three Months ended March 31, 1999 and 1998...........  4

                    Notes to Condensed Consolidated Financial
                    Statements...........................................  5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  8


                           Part II - Other Information


Item 1.  Legal Proceedings..............................................  12

Item 6.  Exhibits and Reports on Form 8-K...............................  12

                                                                          Page 2


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                   March 31,1999    Dec 31,1998
                                                   (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .......................... $  63,312    $  60,246
   Accounts receivable (less allowance for
    doubtful accounts of $5,218 and $5,112) ...........   356,859      366,417
   Marketable securities ..............................      --          7,188
   Other current assets ...............................     4,961        7,096
         Total current assets .........................   425,132      440,947
Investment in unconsolidated affiliates ...............    31,145       29,507
Restricted funds ......................................     1,188        2,126
Property, plant and equipment (less accumulated
 depreciation of $70,914 and $70,515) .................    82,713       81,178
Deposits and other assets .............................    15,753       13,937
Goodwill (less accumulated amortization of
 $15,694 and $15,331) .................................   104,593      107,783
         Total assets ................................. $ 660,524    $ 675,478

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt .................. $   4,044    $   4,337
   Bank overdrafts payable ............................     2,561        4,432
   Transportation payables ............................   166,056      157,763
   Accounts payable ...................................    62,353       66,023
   Accrued liabilities ................................    62,202       72,780
   Income taxes payable ...............................    10,851        6,644
         Total current liabilities ....................   308,067      311,979
   Long-term debt .....................................    41,672       42,578
   Other liabilities ..................................     6,906       10,050
         Total liabilities ............................   356,645      364,607

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares, none
     outstanding) .....................................       --           --
   Common, $.01 par value (authorized 100,000,000
     shares, issued 35,195,996 and 35,028,154 shares) .       352          350
   Additional paid-in capital .........................   149,577      147,544
   Accumulative other comprehensive income ............   (38,537)     (28,192)
   Retained earnings ..................................   228,384      216,763
                                                          339,776      336,465
Less: 1,807,502 and 1,217,586 shares of treasury
      stock, at cost...................................   (35,897)     (25,594)
   Total stockholders' investment .....................   303,879      310,871
   Total liabilities and stockholders' investment ..... $ 660,524    $ 675,478



The accompanying notes are an integral part of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           1999            1998

Revenues .........................................       $354,684       $372,376

Operating expenses:
 Transportation ..................................        234,306        254,523
 Terminal ........................................         69,520         67,126
 Selling, general and administrative .............         38,954         37,571

Operating profit .................................         11,904         13,156

Other income:
 Interest, net ...................................             76            357
 Other, net ......................................          9,645          2,055
                                                            9,721          2,412

Income before provision for income taxes .........         21,625         15,568

Provision for income taxes .......................          8,001          5,838
Net income .......................................       $ 13,624       $  9,730

Income per common share:
     Basic .......................................       $    .40       $    .28
     Diluted .....................................       $    .40       $    .28

Weighted average number
  of common shares:
     Basic .......................................         33,690         34,639
     Diluted .....................................         33,892         35,381


The accompanying notes are an integral part of these financial statements.



             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



(Dollars in thousands)

                                                             1999         1998
Cash flows from operating activities:
   Net Income ..........................................   $ 13,624    $  9,730
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation expense ............................      4,118       3,436
       Amortization of goodwill ........................        766         622
       Deferred income taxes ...........................       (948)     (1,493)
       Equity in earnings of unconsolidated affiliates .       (536)     (1,069)
      (Gains) on sales of assets, net ..................        (50)         (8)
      (Gain) on sale of marketable securities ..........     (7,852)       --
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable, net ..       (708)      2,117
       Decrease in other current assets ................      1,906         862
      (Increase) in other assets .......................       (681)       (619)
       Increase (decrease) in transportation payables ..     11,764        (536)
      (Decrease) increase in accounts payable ..........       (533)      1,939
      (Decrease) in accrued liabilities ................     (9,072)     (2,429)
       Increase (decrease) in income taxes payable .....      4,932      (1,498)
       Increase in other liabilities ...................         68          78
         Total adjustments .............................      3,174       1,402

       Net cash provided by operating activities .......     16,798      11,132

Cash flows from investing activities:
    Restricted funds ...................................        938       3,808
    Proceeds from sales of assets ......................         84         283
    Proceeds from sale of marketable securities ........      7,877        --
    Capital expenditures ...............................     (6,903)     (6,787)
    Investment in unconsolidated affiliates ............     (1,676)     (7,040)

       Net cash provided (used) by investing activities         320      (9,736)

Cash flows from financing activities:
    Net repayments in bank overdrafts payable ..........     (1,679)       (366)
    Additions to long-term debt ........................        992        --
    Payment of long-term debt ..........................       (787)        (39)
    Issuance of common stock ...........................        905       1,847
    Payment of cash dividends ..........................     (2,029)     (1,728)
    Purchase of treasury stock .........................     (9,692)        (96)

       Net cash used by financing activities ...........    (12,290)       (382)

Effect of foreign currency exchange rates on cash ......     (1,762)       (223)

Net increase in cash and cash equivalents ..............      3,066         791

Cash and cash equivalents at beginning of period .......     60,246      67,576

Cash and cash equivalents at end of period .............   $ 63,312    $ 68,367


The accompanying notes are an integral part of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at March 31, 1999, the consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the March 31, 1998 financial statements were reclassified to conform to the classification of March 31, 1999 financial statements.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, were condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report to stockholders for the year ended December 31, 1998.

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1999.


B.   Marketable securities:

     During the first quarter of 1999, the Company sold 30% of its investment in the equity securities of Equant, N.V., an international data network service provider, for a pre-tax gain of approximately $7.9 million (See Note D) and an after-tax gain of approximately $4.9 million or $.14 per diluted share. The remaining shares are not currently marketable and are carried at a cost of approximately $.1 million in the accompanying balance sheet.


C.   Interest, net was as follows:

                                                      Three Months Ended
                                                            March 31,
                                                    1999              1998

          Interest expense ................        $(610)             $(323)
          Interest income .................          686                680
                                                   $  76              $ 357


D.    Other, net was as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             1999         1998

          Gain on the sale of marketable
           securities ...............................      $7,852         $   --
          Equity in earnings of unconsolidated
            affiliates ..............................       1,143          1,574
          Foreign exchange gains ....................         600            473
          Other .....................................          50              8
                                                           $9,645         $2,055


E.    Comprehensive income:

                                                            Three Months Ended
                                                                  March 31,
                                                             1999         1998

          Net income .................................     $ 13,624    $  9,730
          Other comprehensive income, net of tax:

          Translation of foreign currency
            financial statements (income tax
            benefit of $387 and $138) ................       (6,218)     (1,723)

          Reclassification adjustment for gain
            on sale of marketable securities
            included in net income(income tax
            expense of $3,061) .......................       (4,127)       --

          Comprehensive income .......................     $  3,279    $  8,007


F.    Supplemental disclosures of cash flow information:

                                                             Three Months Ended
                                                                   March 31,
                                                             1999         1998
          Interest and income taxes paid:
          Interest....................................     $     329    $   222
          Income taxes................................         4,410      4,465
                                                           $   4,739    $ 4,687

G.   Regional Operations:

     The Company operates its integrated logistics business as a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated.

                                                         Three Months Ended
                                                                March 31,
                                                        1999             1998

Revenues by service:

Airfreight ...................................         $268,276         $291,530
Ocean freight ................................           49,252           43,155
Customs brokerage & other ....................           37,156           37,691
Total revenues ...............................         $354,684         $372,376

Revenues by geographic area:

U.S.A ........................................         $141,395         $159,481

 United Kingdom ..............................           34,956           39,279
 Other .......................................           74,129           75,727
Europe .......................................          109,085          115,006
Asia and Others ..............................          104,204           97,889
  Total foreign ..............................          213,289          212,895

Total revenues ...............................         $354,684         $372,376

Operating profit by
 geographic area:

U.S.A ........................................         $  4,819         $  2,814

Europe .......................................            1,656            5,660
Asia and Others ..............................            5,429            4,682
  Total foreign ..............................            7,085           10,342

Total operating profit .......................         $ 11,904         $ 13,156


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

                                                          Three Months Ended
                                                                March 31,
                                                        1999            1998
Gross Revenues:
  Airfreight .......................................   $  268.3      $  291.5
  Ocean freight ....................................       49.3          43.2
  Customs brokerage and other ......................       37.1          37.7
    Total Gross Revenues ...........................   $  354.7      $  372.4

Net Revenues:
  Airfreight .......................................   $   76.0      $   74.6
  Ocean freight ....................................       15.4          12.5
  Customs brokerage and other ......................       29.0          30.8
    Total Net Revenues .............................      120.4         117.9

Internal Operating Expenses:
  Terminal .........................................       69.5          67.1
  Selling, general and administrative ..............       39.0          37.6
    Total Internal Operating Expenses ..............      108.5         104.7

Operating Profit ...................................   $   11.9      $   13.2


     Consolidated gross revenues for the first quarter of 1999 decreased $17.7 million (4.8%) to $354.7 million compared with the first quarter of 1998. Consolidated net revenues increased $2.5 million (2.1%) to $120.4 million compared to the first quarter of 1998. The decrease in gross revenues was comprised of a $23.2 million (8.0%) decline in airfreight revenues, a $.6 million (1.6%) decline in customs brokerage and other revenues, and a $6.1 million (14.1%) increase in ocean freight revenues. The increase in net revenues was the result of increases in airfreight and ocean freight net revenues of $1.4 million (1.9%) and $2.9 million (23.2%), respectively, offset by a $1.8 million (5.8%) decline in customs brokerage and other net revenues. The decrease in airfreight gross revenues resulted from reduced shipping volumes and pricing pressures in certain markets. The increase in airfreight net revenues resulted
from   improvement   in  both  the  mix  and   routing  of  cargo  and  cost  of
transportation. As a result, the airfreight gross margin (net revenues as a percentage of gross revenues) increased 2.7% over the first quarter of 1998 to 28.3%. The increase in both gross and net ocean freight revenues was attributable to increased shipping activity, particularly from the United States and Far East, and lower ocean freight costs in certain markets. The decrease in customs brokerage and other net revenues was primarily due to a decline in warehouse and distribution activity and selling rates in several markets.

     Internal operating expenses for the first quarter of 1999 increased $3.8 million (3.6%) over the first quarter of 1998. The increase was primarily the result of expenses related to acquisitions made subsequent to the first quarter of 1998, which contributed positively to the first quarter 1999 results, combined with an increase in information systems expenses including Year 2000 remediation and testing.

     Consolidated operating profit for the first quarter of 1999 decreased $1.3 million (9.8%) compared to the first quarter of 1998.

     Interest, net decreased $.3 million in the first quarter of 1999 compared to the first quarter of 1998. The decline resulted from higher interest expense associated with the increase in long-term debt. Other, net increased $7.6 million in the first quarter of 1999 compared to the first quarter of 1998. The increase resulted primarily from a $7.9 million gain on the sale of marketable securities (See Note B).

     The effective income tax rate for the first quarter of 1999 decreased to 37.0% compared to 37.5% for the first quarter of 1998. The decrease was largely the result of a change in the geographic composition of worldwide earnings to countries with lower effective income tax rates.

     United States gross revenues decreased $18.1 million (11.3%) to $141.4 million for the first quarter of 1999 compared to the first quarter of 1998. The decrease was comprised of a $18.6 million (14.6%) decline in airfreight revenues, a $1.3 million (8.9%) increase in ocean freight revenues and a $.8 million (5.1%) decrease in customs brokerage and other revenues. The decrease in airfreight revenues resulted from reduced domestic and export shipment activity. The increase in ocean freight revenues was due to increase shipments to new and existing customers. The decrease in customs brokerage and other revenues resulted from declines in both brokerage and warehousing activity.

     The United States gross margin in the first quarter of 1999 increased 5.7% over the first quarter of 1998 to 39.1%. The increase was mainly the result of improvement in the mix of cargo and lower transportation costs. The improved margin, coupled with a marginal increase in internal operating expenses, resulted in operating profit increasing $2.0 million over the first quarter of 1998 to $4.8 million.

     Foreign gross revenues increased marginally in the first quarter of 1999 to $213.3 million compared to the first quarter of 1998. European gross revenues decreased $5.9 million (5.1%) to $109.1 million. The decrease was comprised of a $7.2 million (7.9%) decline in airfreight revenues, a $1.2 million (9.2%) increase in ocean freight revenues and a marginal increase in customs brokerage and other revenues. The decrease in airfreight gross revenues was due to lower shipment activity and selling rates in certain markets. The increase in ocean freight gross revenues was attributable to greater shipping volumes from new and existing customers. Asia and Others gross revenues increased $6.3 million (6.5%) to $104.2 million. The increase was comprised of a $2.5 million (3.5%) increase in airfreight revenues, a $3.5 million (24.5%) increase in ocean freight revenues, and a $.3 million (2.9%) increase in customs brokerage and other revenues. The increases in airfreight and ocean freight gross revenues were attributable to greater shipping volumes from existing and new customers. The increase in customs brokerage and other gross revenues resulted from acquisitions made subsequent to the first quarter of 1998.

     Foreign operating profit for the first quarter of 1999 decreased $3.3 million (31.5%) to $7.1 million compared with the first quarter of 1998. The European region's operating profit decreased $4.0 million (70.7%) compared to the first quarter of 1998. The decrease resulted primarily from weakness in both the United Kingdom and The Netherlands which experienced declines in airfreight shipments and selling rates. The Asia and Others region's operating profit increased $.7 million (16.0%) over the first quarter of 1998.

Liquidity and Capital Resources

     At March 31,1999, cash and cash equivalents increased approximately $3.1 million to $63.3 million from $60.2 million at December 31, 1998. For the first quarter of 1999, the Company's primary sources of cash consisted of $16.8 million from operating activities and $7.9 million from the sale of marketable securities, while the primary uses of cash consisted of $9.7 million for the purchase of treasury stock and $6.9 million for capital expenditures. Cash flow from operating activities increased approximately $5.7 million over the first quarter of 1998. The increase was primarily from the increase in transportation payables and income taxes payable. Working capital decreased approximately $11.9 million in the quarter to $117.1 million. The decrease resulted primarily from the purchase of treasury stock.

     Capital expenditures for the quarter increased marginally over the first quarter of 1998 to $6.9 million. The $6.9 million of capital expenditures was primarily for improvement and expansion of facilities and management information services.

     At March 31, 1999, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $23.3 million, of which approximately $2.6 million was outstanding.

     The Company's Board of Directors has authorized the purchase from time to time in the open market of up to two million shares of the Company's common stock. During the first quarter of 1999, the Company purchased 557,500 of its common shares at a cost of approximately $9.7 million. As of March 31, 1999, the Company has purchased 1,635,000 of the two million shares authorized at a cost of approximately $31.7 million.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.

Year 2000

     In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans include remediation, upgrading or replacement of the Company's various systems including those utilizing embedded technology. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company will expense the costs incurred to remediate the applicable systems. For 1998, the Company incurred approximately $3.6 million of expense and approximately $1.0 million of expense in 1997. Year 2000 expense for 1999 is anticipated to be approximately $2.5 million with approximately $1.1 million expended in the first quarter of 1999.

     The remediation of the Company's systems was approximately 99% completed by the end of the first quarter of 1999. Systems testing is scheduled to be completed by the end of June 1999. The systems testing will verify existing functionality and system operation before, during and after January 1, 2000. The testing will place particular emphasis on the high risk dates of December 31, 1999, January 1, 2000, February 29, 2000, March 1, 2000, and March 1, 2001. The
Company believes that the remediation, upgrade and replacement of its systems will be ready for Year 2000 prior to any impact on its operations. If, however, the remediation, upgrade or replacement of the Company's systems is not completed timely, and negatively impacts the Company's Year 2000 readiness, the Company's operations may be materially adversely affected.

     In connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program encompasses contacting the Company's major customers and its major suppliers - airlines, steamship lines, trucking companies, handling agents, customs authorities and other governmental agencies and financial institutions. During the third quarter and early fourth quarter of 1998, questionnaires were sent to the Company's significant suppliers. As of April 23, 1999, the Company surveyed approximately 1,400 of its significant suppliers - approximately 77% of those suppliers surveyed have advised the Company that they are currently Year 2000 compliant or expect compliance by September 30, 1999.

     Those suppliers who advised the Company of compliance after April 23, 1999 or who have not responded to the Company, will receive additional communication from the Company. Based upon responses, these suppliers will be evaluated for their level of compliance. For those suppliers deemed "at risk" for non-compliance, the Company will develop contingency plans wherever necessary.

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


                                          Air Express International Corporation
                                                        (Registrant)




Date:     May 14, 1999                   /s/            Dennis M. Dolan
                                                        Dennis M. Dolan
                                                    Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)




Date:     May 14, 1999                  /s/             Martin J. McDonnell
                                                        Martin J. McDonnell
                                                    Vice President - Controller
                                                  (Principal Accounting Officer)