Form 10-Q
period 1999-06-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1999-08-13
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended June 30, 1999

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

The number of shares of common stock outstanding as of August 9, 1999 was 33,527,805 (Net of 1,817,660 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                      June 1999 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                           Page

Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as at
                    June 30, 1999 and December 31, 1998...................   2

                    Condensed Consolidated Statements of Operations -
                    Three Months and Six Months Ended June 30, 1999
                    and 1998..............................................   3

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1999 and 1998...............   4

                    Notes to Condensed Consolidated Financial
                    Statements............................................   5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   8


                           Part II - Other Information


Item 1.  Legal Proceedings................................................  14

Item 4.  Submission of Matters to a Vote of Security Holders..............  14

Item 6.  Exhibits and Reports on Form 8-K.................................  14

                                                                          Page 2

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                    June 30, 1999   Dec 31, 1998
                                                     (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents ......................... $  51,286    $  60,246
   Accounts receivable (less allowance for
    doubtful accounts of $5,294 and $5,112) ...........  355,972      366,417
   Marketable securities ..............................       --        7,188
   Other current assets ...............................    7,071        7,096
         Total current assets .........................  414,329      440,947
Investment in unconsolidated affiliates ...............   29,513       29,507
Restricted funds ......................................    1,136        2,126
Property, plant and equipment (less accumulated
 depreciation of $74,720 and $70,515) .................   87,344       81,178
Deposits and other assets .............................   16,343       13,937
Goodwill (less accumulated amortization of $16,277
 and $15,331) .........................................  103,186      107,783
         Total assets .................................$ 651,851    $ 675,478

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt ..................$   4,062    $   4,337
   Bank overdrafts payable ............................    1,604        4,432
   Transportation payables ............................  151,410      157,763
   Accounts payable ...................................   64,300       66,023
   Accrued liabilities ................................   61,483       72,780
   Income taxes payable ...............................    5,704        6,644
         Total current liabilities ....................  288,563      311,979
   Long-term debt .....................................   41,617       42,578
   Other liabilities ..................................    6,847       10,050
         Total liabilities ............................  337,027      364,607

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares, none
    outstanding) ......................................      --           --
   Common, $.01 par value (authorized 100,000,000
    shares, issued 35,283,023 and 35,028,154 shares) ..      353          350
   Additional paid-in capital .........................  151,003      147,544
   Accumulative other comprehensive income ............  (39,384)     (28,192)
   Retained earnings ..................................  238,749      216,763
                                                         350,721      336,465
Less: 1,807,502 and 1,217,586 shares of treasury
       stock, at cost..................................  (35,897)     (25,594)
   Total stockholders' investment .....................  314,824      310,871
   Total liabilities and stockholders' investment .....$ 651,851    $ 675,478


The accompanying notes are an integral part of these financial statements.


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)

                                Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               1999        1998         1999        1998

Revenues .................   $373,263   $378,494      $727,947   $750,870

Operating expenses:
 Transportation ..........    246,618    255,459       480,924    509,982
 Terminal ................     70,296     66,806       139,816    133,932
 Selling, general and
  administrative .........     37,604     36,592        76,558     74,163

Operating profit .........     18,745     19,637        30,649     32,793

Other income:
 Interest, net ...........         37        633           113        990
 Other, net ..............      1,391      1,586        11,036      3,641
                                1,428      2,219        11,149      4,631

Income before provision
  for income taxes .......     20,173     21,856        41,798     37,424

Provision for income taxes      7,464      8,195        15,465     14,033
Net income ...............   $ 12,709   $ 13,661      $ 26,333   $ 23,391

Income per common share:
     Basic ...............   $    .38   $    .39      $    .78   $    .67
     Diluted .............   $    .38   $    .39      $    .78   $    .66

Weighted average number
  of common shares:
     Basic ...............     33,429     34,753        33,584     34,694
     Diluted .............     33,850     35,343        33,919     35,329

The accompanying notes are an integral part of these financial statements.

                                                                          Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

(Dollars in thousands)

                                                                1999      1998
Cash flows from operating activities:
    Net Income ...........................................   $ 26,333  $ 23,391
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation expense ..............................      8,501     6,945
       Amortization of goodwill ..........................      1,526     1,262
       Deferred income taxes .............................        773       954
       Equity in earnings of unconsolidated affiliates ...       (848)   (1,898)
       Gains on sales of assets, net .....................        (10)      (23)
       Gain on sale of marketable securities .............     (7,852)       --
   Changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable, net ....     (2,183)   28,859
      (Increase) decrease in other current assets ........       (244)    1,277
      (Increase) in other assets .........................     (1,704)     (637)
      (Decrease) in transportation payables ..............     (1,865)  (23,537)
       Increase (decrease) in accounts payable ...........      2,162    (1,063)
      (Decrease) in accrued liabilities ..................     (9,922)     (369)
      (Decrease) in income taxes payable .................        (52)   (1,291)
       Increase in other liabilities .....................        138       192
         Total adjustments ...............................    (11,580)   10,671

       Net cash provided by operating activities .........     14,753    34,062

Cash flows from investing activities:
    Acquisitions, net of cash acquired ...................       --      (9,532)
    Restricted funds .....................................        990     6,103
    Other investing activities ...........................       --       1,370
    Proceeds from sales of assets ........................         48       674
    Proceeds from sale of marketable securities ..........      7,877        --
    Capital expenditures .................................    (15,673)  (14,494)
    Investment in unconsolidated affiliates ..............     (1,726)   (7,102)

       Net cash used by investing activities .............     (8,484)  (22,981)

Cash flows from financing activities:
    Net (repayments) borrowings in bank overdrafts payable     (2,586)    1,132
    Additions to long-term debt ..........................      2,058        --
    Payment of long-term debt ............................     (1,511)     (792)
    Issuance of common stock .............................      2,332     2,746
    Payment of cash dividends ............................     (4,032)   (3,464)
    Purchase of treasury stock ...........................     (9,692)       --

       Net cash used by financing activities .............    (13,431)     (378)

Effect of foreign currency exchange rates on cash ........     (1,798)   (1,398)

Net (decrease) increase in cash and cash equivalents .....     (8,960)    9,305

Cash and cash equivalents at beginning of period .........     60,246    67,576

Cash and cash equivalents at end of period ...............   $ 51,286  $ 76,881


The accompanying notes are an integral part of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The consolidated balance sheet at June 30, 1999, the consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the June 30, 1998 financial statements were reclassified to conform to the classification of June 30, 1999 financial statements.

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

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations expected for the full year ending December 31, 1999.


B.   Marketable securities:

     During the first quarter of 1999, the Company sold approximately 30% of its investment in the equity securities of Equant, N.V., an international data network service provider, for a pre-tax gain of approximately $7.9 million (See Note D) and an after-tax gain of approximately $4.9 million, or $.14 per diluted share. The remaining shares are not currently marketable and are carried at a cost of approximately $.1 million in the accompanying balance sheet.


C.   Interest, net was as follows:

                                   Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                   1999          1998       1999          1998

       Interest expense .......  $  (607)     $  (343)    $(1,217)     $  (666)
       Interest income ........      644          976       1,330        1,656
                                 $    37      $   633     $   113      $   990

D.    Other, net was as follows:

                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        1999         1998       1999        1998

        Gain on the sale of
          marketable securities ...    $   --    $    --     $  7,852   $    --
        Equity in earnings of
          unconsolidated affiliates      1,243      1,196       2,386      2,770
        Foreign exchange gains ....        236        367         836        840
        Other .....................        (88)        23         (38)        31
                                       $  1,391  $  1,586    $ 11,036   $  3,641


E.    Comprehensive income:
                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           1999     1998       1999       1998

        Net income ....................$ 12,709   $13,661    $26,333   $23,391
        Other comprehensive income:

        Translation of foreign
         currency financial statements . (1,247)   (5,496)    (7,852)   (7,357)
        Income tax benefit (expense) ..     400      (276)       787      (138)
                                           (847)   (5,772)    (7,065)   (7,495)
        Reclassification adjustment for
         gain on sale of marketable
         securities included in net
           income......................                       (7,019)
        Income tax expense ............      --        --      2,892        --
                                             --        --     (4,127)       --
        Comprehensive income ..........$ 11,862   $ 7,889    $15,141   $15,896


F.    Supplemental disclosures of cash flow information:

                                        Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                          1999      1998       1999        1998
      Interest and income taxes paid:
      Interest ....................... $   449   $   295      $   778   $   517
      Income taxes. ..................   9,262     8,037       13,672    12,502
                                       $ 9,711   $ 8,332      $14,450   $13,019


       Noncash investing and financing activities:

       During the second quarter of 1998, as part of an acquisition, the Company issued a $6.0 million note.

G.    Regional Operations:

      The Company operates its integrated logistics business as a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated.

                               Three Months Ended       Six Months Ended
                                    June 30,                  June 30,
                               1999        1998         1999         1998

Revenues by service:
Airfreight .................   $276,147   $291,485     $544,423   $583,015
Ocean freight ..............     55,727     51,697      104,979     94,852
Customs brokerage & other ..     41,389     35,312       78,545     73,003
Total revenues .............   $373,263   $378,494     $727,947   $750,870

Revenues by geographic area:

U.S.A ......................   $144,900   $160,288     $286,295   $319,769

 United Kingdom ............     36,002     39,011       70,958     78,290
 Other .....................     75,318     76,212      149,447    151,939
Europe .....................    111,320    115,223      220,405    230,229
Asia and Others ............    117,043    102,983      221,247    200,872
  Total foreign ............    228,363    218,206      441,652    431,101

Total revenues .............   $373,263   $378,494     $727,947   $750,870

Operating profit by
 geographic area:

U.S.A ......................   $  8,432   $  8,803     $ 13,251   $ 11,617

Europe .....................      3,256      5,270        4,912     10,930
Asia and Others ............      7,057      5,564       12,486     10,246
  Total foreign ............     10,313     10,834       17,398     21,176

Total operating profit .....   $ 18,745   $ 19,637     $ 30,649   $ 32,793


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

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          1999      1998       1999       1998
Gross Revenues:
  Airfreight ........................   $  276.2 $  291.5    $  544.4 $  583.0
  Ocean freight .....................       55.7     51.7       105.0     94.9
  Customs brokerage and other .......       41.4     35.3        78.5     73.0
    Total Gross Revenues ............   $  373.3 $  378.5    $  727.9 $  750.9

Net Revenues:
  Airfreight ........................   $   75.8 $   78.0    $  151.8 $  152.6
  Ocean freight .....................       17.2     16.6        32.6     29.1
  Customs brokerage and other .......       33.6     28.4        62.6     59.2
    Total Net Revenues ..............      126.6    123.0       247.0    240.9

Internal Operating Expenses:
  Terminal ..........................       70.3     66.8       139.8    133.9
  Selling, general and administrative       37.6     36.6        76.6     74.2
    Total Internal Operating Expenses      107.9    103.4       216.4    208.1

Operating Profit ....................   $   18.7 $   19.6    $   30.6 $   32.8

     Consolidated gross revenues for the second quarter and first six months of 1999 decreased 1.4% to $373.3 million and 3.1% to $727.9 million, respectively, compared to the same periods in 1998. Additionally, gross revenues for the quarter and six months were negatively impacted by approximately $4.9 million and $6.7 million, respectively, due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the second quarter and first six months of 1999 increased 2.9% to $126.6 million and 2.5% to $247.0 million, respectively, over the comparable 1998 periods.

     Gross airfreight revenues for the second quarter and first six months of 1999 decreased 5.2% to $276.2 million and 6.6% to $544.4 million, respectively, compared to the same 1998 periods. The declines in gross airfreight revenues for both the second quarter and first six months of 1999 were mainly attributable to softness in exports from the United States and Europe and generally lower selling prices. Airfreight net revenues for the second quarter and first six months of 1999 declined $2.2 million (2.8%) and $.8 million (.5%), respectively, compared to the same periods in 1998. Airfreight gross margin (net revenues as a percentage of gross revenues) for the second quarter and first six months of 1999 increased .6% to 27.4% and 1.7% to 27.9%, respectively, over the comparable 1998 periods. The increases were mainly due to lower transportation costs and improved routing and mix of cargo.

     Ocean freight gross revenues for the second quarter and first six months of 1999 increased $4.0 million (7.7%) and $10.1 million (10.6%), respectively, over the comparable 1998 periods. Ocean freight net revenues for the second quarter and first six months of 1999 increased $.6 million (3.6%) and $3.5 million (12.0%), respectively, over the comparable 1998 periods. Excluding the $.8 million reclassification from customs brokerage and other gross revenues which occurred during the second quarter of 1998, which pertained to the first quarter of 1998, ocean freight gross and net revenues increased $4.8 million (9.4%) and $1.4 million (8.9%), respectively, over the second quarter of 1998. The increases in both gross and net ocean freight revenues were due to increased shipping volumes from existing customers and the continuing expansion into the ocean freight market.

     Customs brokerage and other gross revenues for the second quarter and first six months of 1999 increased $6.1 million (17.3%) and $5.5 million (7.5%), respectively, over the comparable 1998 periods. Customs brokerage and other net revenues for the second quarter and first six months of 1999 increased $5.2 million (18.3%) and $3.4 million (5.7%), respectively, over the comparable 1998 periods. Excluding the previously noted $.8 million reclassification, customs brokerage and other gross and net revenues for the second quarter increased $5.3 million (14.7%) and $4.4 million (15.1%), respectively, over the second quarter of 1998. The increases in customs brokerage and other gross and net revenues were mainly attributable to increased brokerage activity, particularly in the United States, and the inclusion of revenues from businesses acquired subsequent to the second quarter of 1998.

     Internal operating expenses for the second quarter and first six months of 1999 increased $4.5 million (4.4%) and $8.3 million (4.0%), respectively, over the comparable 1998 periods. The increases resulted primarily from expenses related to acquisitions made subsequent to the second quarter of 1998, and an increase in expenses pertaining to the Company's information systems.

     Consolidated operating profit for the second quarter of 1999 decreased $.9 million (4.6%) compared to the second quarter of 1998. For the first six months of 1999, consolidated operating profit decreased $2.2 million (6.7%) compared to the first six months of 1998.

     Interest, net for the second quarter and first six months of 1999 declined $.6 million and $.9 million, respectively, compared to the same 1998 periods. The declines resulted from higher interest expense associated with the increase in long-term debt and lower interest income due to the reduced amount of excess cash available for investment (See Note C).

     Other, net for the second quarter of 1999 decreased $.2 million compared to the second quarter of 1998 which was primarily due to lower foreign exchange gains. For the first six months of 1999, Other, net increased $7.4 million over the comparable 1998 period. The increase resulted primarily from a $7.9 million gain on the sale of marketable securities, (See Note B), which was offset by a $.5 million decline which was mainly attributable to the results from the Company's equity in the earnings of unconsolidated affiliates.

     The effective income tax rate for both the second quarter and first six months of 1999 decreased .5% to 37.0% compared to 37.5% for the comparable 1998 periods. The decrease was largely the result of a change in the geographic composition of worldwide earnings to countries with lower effective income tax rates.

     United States gross revenues for the second quarter and first six months of 1999 declined $15.4 million (9.6%) to $144.9 million and $33.5 million (10.5%) to $286.3 million, respectively, compared to the second quarter and first six months of 1998. The decrease in the second quarter was comprised of a $17.6 million (14.1%) decline in airfreight revenues, a $1.8 million (8.9%) decline in ocean freight revenues and a $4.0 million (28.6%) increase in customs brokerage and other revenues. The decrease in the first six months of 1999 was comprised of a $36.3 million (14.4%) decline in airfreight revenues, a $.5 million (1.2%) decline in ocean freight revenues and a $3.3 million (10.5%) increase in customs brokerage and other revenues. Excluding the $.8 million reclassification, which was previously discussed, ocean freight revenues for the second quarter declined $1.0 million (5.2%) and customs brokerage and other revenues increased $3.3 million (21.7%). The decreases in airfreight revenues for the second quarter and first six months of 1999 were primarily the result of lower export shipments and selling prices. The decreases in ocean freight revenues for the second quarter and first half of 1999 resulted from lower selling rates. The increases in customs brokerage and other revenues for the second quarter and first half of 1999 resulted from an increase in brokerage activity and the inclusion of results of an acquisition which was made subsequent to the second quarter of 1998.

     United States operating profit for the second quarter decreased $.4 million (4.2%) to $8.4 million compared to the second quarter of 1998. For the first six months of 1999, operating profit increased $1.6 million (14.1%) to $13.2 million compared to the first six months of 1998. The decrease in the second quarter operating profit was mainly the result of higher information systems expenses. The increase in operating profit for the first six months of 1999 was the result of improved margins resulting from improvement in the mix of cargo and lower transportation costs, and the inclusion of the results of an acquisition which was made subsequent to the second quarter of 1998.

     Foreign gross revenues for the second quarter and first six months of 1999 increased $10.2 million (4.7%) to $228.4 million and $10.6 million (2.4%) to $441.6 million, respectively, over the comparable 1998 periods. Foreign gross revenues were negatively impacted for the quarter and six months by approximately $4.9 million (Europe $4.6 million, Asia and Others $.3 million)
and $6.7 million (Europe $3.0 million, Asia and Others $3.7 million), respectively, due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. European gross revenues for the second quarter declined $3.9 million (3.4%) to $111.3 million. The decline was comprised of a $5.0 million (5.5%) decrease in airfreight revenues, a $.6 million (4.1%) increase in ocean freight revenues and a $.5 million (4.7%) increase in customs brokerage and other revenues. For the first half of 1999, European gross revenues declined $9.8 million (4.3%) to $220.4 million which was comprised of a $12.1 million (6.7%) decrease in airfreight revenues which was offset by increases in ocean freight revenues and customs brokerage and other revenues of $1.8 million (6.6%) and $.5 million (2.3%), respectively. The decrease in airfreight gross revenues was the result of lower export shipments and generally lower selling prices. The increase in ocean freight revenues was attributable to greater shipping volumes from new and existing customers. The increase in customs brokerage and other revenues resulted from increases in brokerage activity. Asia and Others gross revenues for the second quarter increased $14.1 million (13.7%) over the second quarter of 1998. The increase was comprised of a $7.3 million (9.6%) increase in airfreight revenues, a $5.3 million (31.4%) increase in ocean freight revenues and a $1.5 million (14.3%) increase in customs brokerage and other revenues. For the first half of 1999, gross revenues increased $20.4 million (10.1%) over the comparable 1998 period. The increase was comprised of a $9.8 million (6.6%) increase in airfreight revenues, an $8.8 million (28.3%) increase in ocean freight revenues and a $1.8 million (8.7%) increase in customs brokerage and other revenues. The increases in airfreight and ocean freight gross revenues were due to greater shipping volumes from new and existing customers. The increases in customs brokerage and other gross revenues resulted primarily from an acquisition made subsequent to the second quarter of 1998.

     Foreign operating profit for the second quarter of 1999 declined $.5 million (4.8%) to $10.3 million compared to the second quarter of 1998. For the first six months of 1999, operating profit declined $3.8 million (17.8%) to $17.4 million compared to the first six months of 1998. The European region's operating profit for the second quarter of 1999 decreased $2.0 million (38.2%) compared to the second quarter of 1998. For the first six months of 1999, the European region's operating profit decreased $6.0 million (55.1%) compared to the first six months of 1998. The declines were mainly the result of weakness in airfreight shipments and lower selling rates throughout the region with The Netherlands experiencing the greatest impact. The Asia and Others region's operating profit for the second quarter of 1999 increased $1.5 million (26.8%) over the comparable 1998 period. For the first six months of 1999, the Asia and Others region's operating profit increased $2.2 million (21.9%) over the comparable 1998 period.


Liquidity and Capital Resources

     At June 30, 1999, cash and cash equivalents decreased approximately $8.9 million to $51.3 million from $60.2 million at December 31, 1998. For the first six months of 1999, the Company's primary sources of cash consisted of $14.8 million from operating activities and $7.9 million from sale of marketable securities, while the primary uses of cash consisted of $15.7 million for capital expenditures, $9.7 million for puchase of treasury stock and $4.0 million for payment of dividends. Cash from operating activities decreased approximately $19.3 million compared to the first six months of 1998. The decrease was mainly the result of a slowing in the collection of trade receivables.

     Capital expenditures for the first six months of 1999 increased $1.2 million over the first six months of 1998 to $15.7 million. The $15.7 million of capital expenditures was primarily for management information services and for improvement and expansion of facilities.

     At June 30, 1999, the Company had available for future borrowings approximately $71.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $3.2 million under this facility mainly for letters of credit issued in connection with its insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $23.2 million, of which approximately $1.6 million was outstanding.

     The Company's Board of Directors has authorized the purchase from time to time in the open market of up to 2,000,000 shares of the Company's common stock. During the first six months of 1999, the Company purchased 557,500 of its common shares at a cost of approximately $9.7 million. As of June 30, 1999, the Company has purchased 1,635,000 of the 2,000,000 shares authorized at a cost of approximately $31.7 million. Additionally, in June 1999, the Company's Board of Directors authorized an increase in the quarterly cash dividend from six cents ($.06) to seven cents ($.07) per share.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.


Year 2000

     In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans included remediation, upgrading or replacement of the Company's various systems including those utilizing embedded technology. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company has and will continue to expense the costs incurred to remediate the applicable systems. For 1997, the Company incurred approximately $1.0 million of expense and approximately $3.6 million of expense in 1998. Year 2000 expense for 1999 is anticipated to be approximately $2.5 million with approximately $1.5 million expended in the first half of 1999.

     The remediation of the Company's systems was 100% completed by the end of the first quarter of 1999. Systems testing was completed in the middle of July 1999. The systems testing verified existing functionality and system operation before, during and after January 1, 2000. The testing placed particular emphasis on the high risk dates of September 9, 1999, December 31, 1999, January 1, 2000, February 28, 2000, February 29, 2000, March 1, 2000, February 28, 2001 and March 1, 2001. The Company believes that the remediation, upgrade and replacement of its systems have been materially completed in July 1999; however, the Company intends to continue testing its systems for the remainder of 1999. Management believes that Year 2000 - related matters for the Company's internal systems will not have a material adverse effect on the Company's operations or financial position; however the ultimate degree to which the Company's systems may be affected by Year 2000 is uncertain.

     In connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program encompasses contacting the Company's major customers and its significant suppliers - airlines, steamship lines, trucking companies, handling agents, customs authorities and other governmental agencies and financial institutions. During the third quarter and early fourth quarter of 1998, questionnaires were sent to the Company's significant suppliers. As of August 4, 1999, the Company surveyed approximately 1,400 of its significant suppliers - approximately 91% of those suppliers surveyed have advised the Company that they are currently Year 2000 compliant or expect compliance by September 30, 1999.

     The Company has identified those suppliers who have either not responded to the questionnaires or will not be compliant and will discontinue utilizing those suppliers later in 1999. Additionally, during the third quarter of 1999, detailed contingency plans will be formulated within each country where the Company operates to minimize the risk of significant service disruptions due to a Year 2000 failure by supplier(s). Contingency plans will include: redeployment of existing personnel and employing additional personnel to processes that were automated and may require manual intervention due to Year 2000 non-compliance, selection of alternative airlines, steamship lines, trucking companies etc., customer notification of possible service disruptions in markets where carriers, aviation and/or customs authorities may not be Year 2000 compliant.

     The Company's Year 2000 compliance evaluation of customers and suppliers is ongoing and the potential impact of non-compliance by the Company's customers and suppliers has not been determined. However, the Company does not warrant as true and accurate any assurance it receives from customers and suppliers regarding the compliance of their systems. The Company relies entirely on its transportation suppliers' airlines, steamship lines and independent trucking firms to transport its customers' cargo throughout its network. To the degree that the operations of any number of transportation providers are adversely affected by Year 2000, disruptions in the Company's business may occur which may have a material adverse effect on the Company's operations.

New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement establishes accounting and financial reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not anticipate that the adoption of this Statement will have a material impact on either its results of operations or financial position.

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

Item 4. -  Submission of Matters to a Vote of Security Holders

   a) The annual  meeting of  shareholders  was held on June 17, 1999.
   b) The following  persons  (constituting  the entire Board of Directors of
      the  Company)  were  elected as  directors at  the annual   meeting  of
      shareholders:

        Number of Common Shares Voted:

                                          For       Withhold Authority
          1) John M. Fowler .........   26,053,441      164,520
          2) Hendrik J. Hartong, Jr..   26,056,996      160,965
          3) Donald J. Keller .......   26,040,500      177,461
          4) Andrew L. Lewis IV .....   25,678,705      539,256
          5) Richard T. Niner .......   26,053,141      164,820
          6) John Radziwill .........   26,057,210      160,751
          7) Guenter Rohrmann .......   26,034,936      183,025

   c) At the Annual Meeting of Shareholders, the Shareholders approved an Amendment to the Company's 1996 Incentive Stock Plan to permit the grant of stock options and stock application rights to members of the Board of Directors of the Company who are not salaried employees of The Company.

            Shares voted for the Amendment                     20,044,291
            Shares voted against the Amendment                  4,908,125
            Shares abstaining                                   1,187,565

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


                                          Air Express International Corporation
                                                      (Registrant)




Date:  August 13, 1999                   /s/            Dennis M. Dolan
                                                        Dennis M. Dolan
                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)




Date:  August 13, 1999                  /s/             Martin J. McDonnell
                                                        Martin J. McDonnell
                                                   Vice President - Controller
                                                  (Principal Accounting Officer)