Form 10-Q
period 1999-09-30
AIR EXPRESS INTERNATIONAL CORP /DE/
filed 1999-11-12
CIK 700674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

                                      NONE
Former name, former address and former fiscal year,if changed since last report


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

The number of shares of common stock outstanding as of November 8, 1999 was 33,597,834 (Net of 1,797,660 Treasury Shares).

                      AIR EXPRESS INTERNATIONAL CORPORATION
                    September 1999 Form 10-Q Quarterly Report

                                Table of Contents


                         Part I - Financial Information
                                                                         Page

Item 1.  Financial Statements

            Condensed  Consolidated  Balance Sheets as at
            September 30, 1999 and December 31, 1998......................2

            Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 1999
            and 1998......................................................3

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998.................4

            Notes to Condensed Consolidated Financial
            Statements....................................................5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..    ........................8


                           Part II - Other Information


Item 1.  Legal Proceedings...............................................14

Item 6.  Exhibits and Reports on Form 8-K................................14

                                                                          Page 2

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

                                                Sept 30,1999  Dec 31,1998
                                                (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents .................... $  46,806    $  60,246
   Accounts receivable (less allowance for
    doubtful accounts of $5,683 and $5,112) .....   404,827      366,417
   Marketable securities ........................       --         7,188
   Other current assets .........................     6,241        7,096
         Total current assets ...................   457,874      440,947
Investment in unconsolidated affiliates .........    30,392       29,507
Restricted funds ................................       994        2,126
Property, plant and equipment (less accumulated
 depreciation of $79,190 and $70,515) ...........    91,963       81,178
Deposits and other assets .......................    18,774       13,937
Goodwill (less accumulated amortization of
 $17,306 and $15,331) ...........................   111,021      107,783
         Total assets ........................... $ 711,018    $ 675,478

Liabilities and stockholders' investment

Current Liabilities:
   Current portion of long-term debt ............ $   4,108    $   4,337
   Bank overdrafts payable ......................     7,893        4,432
   Transportation payables ......................   182,585      157,763
   Accounts payable .............................    57,361       66,023
   Accrued liabilities ..........................    65,543       72,780
   Income taxes payable .........................     6,495        6,644
         Total current liabilities ..............   323,985      311,979
   Long-term debt ...............................    51,250       42,578
   Other liabilities ............................     8,746       10,050
         Total liabilities ......................   383,981      364,607

Stockholders' Investment:
   Capital stock-
   Preferred (authorized 1,000,000 shares,
    none outstanding) ...........................        --           --
   Common, $.01 par value (authorized
    100,000,000 shares, issued 35,370,690
    and 35,028,154 shares) ......................       354          350
   Additional paid-in capital ...................   152,612      147,544
   Accumulative other comprehensive income ......   (39,336)     (28,192)
   Retained earnings ............................   249,187      216,763
                                                    362,817      336,465
Less: 1,797,660 and 1,217,586 shares of
      treasury stock, at cost....................   (35,780)     (25,594)
   Total stockholders' investment ...............   327,037      310,871
   Total liabilities and stockholders'
    investment .................................. $ 711,018    $ 675,478


The accompanying notes are an integral part of these financial statements.

                                                                          Page 3


             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
 per share data)

                                 Three Months Ended         Nine Months Ended
                                    September 30,              September 30,
                                 1999          1998        1999          1998


Revenues .................   $  407,538    $  372,961   $1,135,485  $1,123,831

Operating expenses:
  Transportation .........      274,566       249,068      755,490      759,050
  Terminal ...............       73,672        67,027      213,488      200,959
  Selling, general and
   administrative ........       40,208        38,236      116,766      112,399

Operating profit .........       19,092        18,630       49,741       51,423

Other (expense) income:
  Interest, net ..........         (150)          566          (37)       1,556
  Other, net .............        1,356         1,208       12,392        4,849
                                  1,206         1,774       12,355        6,405

Income before provision
   for income taxes ......       20,298        20,404       62,096       57,828

Provision for income taxes        7,511         7,394       22,976       21,427
Net income ...............   $   12,787    $   13,010   $   39,120   $   36,401

Income per common share:
      Basic ..............   $     .38     $      .38   $     1.17   $     1.05
      Diluted ............   $     .38     $      .38   $     1.15   $     1.04

Weighted average number
  of common shares:
      Basic ..............       33,531        34,314       33,573       34,530
      Diluted ............       34,082        34,633       33,971       35,006

The accompanying notes are an integral part of these financial statements.

                                                                         Page 4

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  (Dollars in thousands)
                                                           1999         1998
Cash flows from operating activities:
  Net Income ..............  ..........................  $  39,120   $  36,401
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation expense ..........................     13,721      10,256
        Amortization of goodwill ......................      2,317       2,001
        Deferred income taxes .........................      2,381       3,158
        Equity in earnings of unconsolidated
         affiliates ...................................     (1,317)     (2,059)
       (Gains) on sales of assets, net ................        (25)        (15)
       (Gain) on sale of marketable securities ........     (7,852)         --
  Changes in assets and liabilities, net of
    business acquisitions:
       (Increase) decrease in accounts receivable,
         net ..........................................    (42,432)      4,109
        Decrease in other current assets ..............        753       2,048
       (Increase) in other assets .....................     (1,884)       (945)
        Increase (decrease) in transportation
         payables .....................................     20,828     (22,554)
       (Decrease) increase in accounts payable ........     (6,447)      8,374
       (Decrease) increase in accrued liabilities .....     (7,342)      2,051
        Increase (decrease) in income taxes payable ...        920      (1,119)
        Increase in other liabilities .................        131         157
           Total adjustments ..........................    (26,248)      5,462

       Net cash provided by operating activities ......     12,872      41,863

Cash flows from investing activities:
    Acquisitions, net of cash acquired ................     (6,321)    (10,568)
    Restricted funds ..................................      1,132      10,921
    Other investing activities ........................     (1,269)      1,370
    Proceeds from sales of assets .....................         95         968
    Proceeds from sale of marketable securities .......      7,877          --
    Capital expenditures ..............................    (25,100)    (24,442)
    Investment in unconsolidated affiliates ...........     (1,781)     (7,101)

       Net cash used by investing activities ..........    (25,367)    (28,852)

Cash flows from financing activities:
    Net borrowings in bank overdrafts payable .........      3,181       1,490
    Additions to long-term debt .......................     11,754         271
    Payment of long-term debt .........................     (1,935)     (1,455)
    Issuance of common stock ..........................      3,605       3,402
    Payment of cash dividends .........................     (6,376)     (5,553)
    Purchase of treasury stock ........................     (9,692)    (22,209)

       Net cash provided (used) by financing
        activities ....................................        537     (24,054)

Effect of foreign currency exchange rates on cash .....     (1,482)       (663)

Net decrease in cash and cash equivalents .............    (13,440)    (11,706)

Cash and cash equivalents at beginning of period ......     60,246      67,576

Cash and cash equivalents at end of period ............  $  46,806   $  55,870

  The accompanying notes are an integral part of these financial statements.

             AIR EXPRESS INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. The consolidated balance sheet at September 30, 1999, the consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998 were prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods were made. Certain items in the September 30, 1998 financial statements were reclassified to conform to the classification of September 30, 1999 financial statements.

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

     Statements included herein which are not historical facts are forward-looking statements. These statements are based upon information available to the Company on the date hereof. Inherent in these statements are a variety of risks and other factors, both known and unknown, which may cause the Company's actual results to differ materially from those in forward-looking statements. Accordingly, the realization of forward-looking statements is not certain, and all such statements should be evaluated based upon the applicable risks and uncertainties affecting the Company. Consequently, the results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.


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


C.   Interest, net was as follows:

                                      Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                      1999         1998      1999        1998

           Interest expense ......   $ (776)    $ (380)   $(1,993)   $(1,046)
           Interest income  ......      626        946      1,956      2,602
                                     $ (150)    $  566    $   (37)   $ 1,556

D.    Other, net was as follows:

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1999         1998      1999         1998

Gain on the sale of marketable
  securities.....................  $     --     $    --    $  7,852   $    --
Equity in earnings of
  unconsolidated affiliates .....     1,211       1,132       3,597     3,902
Foreign exchange gains ..........        82          92         918       932
Other ...........................        63         (16)         25        15
                                   $  1,356     $ 1,208    $ 12,392   $ 4,849


E.    Comprehensive income:

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1999         1998      1999         1998

Net income ................... .... $ 12,787    $ 13,010    $ 39,120   $ 36,401

Other comprehensive income:
Translation of foreign currency
  financial statements .. .........      174       3,472      (7,678)    (3,885)
Income tax (expense) benefit ......     (126)       (394)        661       (532)
                                          48       3,078      (7,017)    (4,417)
Reclassification adjustment for
  gain on sale of marketable
  securities included in net
  income...........................       --          --      (7,019)       --
Income tax expense ................       --          --       2,892        --
                                          --          --      (4,127)       --
Comprehensive income .............. $ 12,835    $ 16,088    $ 27,976   $ 31,984


F.   Acquisitions:

     During the third quarter of 1999, the Company purchased Team Fret, an ocean freight forwarder headquartered in Marseilles, France. The acquisition has been accounted for as a purchase. Accordingly, the cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation has resulted in goodwill of approximately $7.5 million which will be amortized over 40 years. The results of operations for this acquisition were included in the Consolidated Statements of Operations from the date of acquisition and had no material pro forma impact on the Company's results of operations or financial position. On October 18, 1999, the Company announced the acquisition of the business and certain assets of the CMS group of companies (CMS). Founded in 1983, CMS is a leader in international cargo consolidation services in the Trans-Pacific trades, specializing in purchase order management and consolidation services primarily for United States based retailers and manufacturers of retail products working with multiple vendors throughout Asia.

G.   Regional Operations:

     The Company operates its integrated logistics business as a single segment comprised of three major services: airfreight forwarding, ocean freight forwarding, and customs brokerage and other services, all of which are fully integrated.

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                1999          1998       1999            1998

Revenues by service:

Airfreight ...................$  299,004   $ 282,171    $  843,427   $  865,186
Ocean freight ................    65,471      52,523       170,450      147,375
Customs brokerage & other ....    43,063      38,267       121,608      111,270
Total revenues ...............$  407,538   $ 372,961    $1,135,485   $1,123,831

Revenues by geographic area:

U.S.A ........................$  152,143   $ 144,960    $  438,438   $  464,729

 United Kingdom ..............    39,242      40,708       110,200      118,998
 Other .......................    85,445      80,785       234,892      232,724
Europe .......................   124,687     121,493       345,092      351,722
Asia and Others ..............   130,708     106,508       351,955      307,380
  Total foreign ..............   255,395     228,001       697,047      659,102

Total revenues ...............$  407,538   $ 372,961    $1,135,485   $1,123,831

Operating profit by
 geographic area:

U.S.A ........................$    7,123   $   5,165    $   20,374   $   16,782

Europe .......................     5,055       5,646         9,967       16,576
Asia and Others ..............     6,914       7,819        19,400       18,065
  Total foreign ..............    11,969      13,465        29,367       34,641

Total operating profit .......$   19,092   $  18,630    $   49,741   $   51,423


H.   Supplemental disclosures of cash flow information:

                                       Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                       1999          1998      1999        1998
     Interest and income taxes paid:
     Interest ....................... $   701     $   197    $  1,479   $   714
     Income taxes ...................   5,465       5,960      19,137    18,462
                                      $ 6,166     $ 6,157    $ 20,616   $19,176

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

                                       Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        1999       1998        1999       1998
Gross Revenues:
  Airfreight ...........................$299.0  $ 282.2     $   843.4   $  865.2
  Ocean freight ........................  65.5     52.5         170.5      147.4
  Customs brokerage and other ..........  43.0     38.3         121.6      111.2
    Total Gross Revenues ...............$407.5  $ 373.0     $ 1,135.5   $1,123.8

Net Revenues:
  Airfreight ...........................$ 79.8  $  77.5     $   231.6   $  230.1
  Ocean freight ........................  18.6     16.1          51.2       45.1
  Customs brokerage and other ..........  34.6     30.3          97.2       89.6
    Total Net Revenues ................. 133.0    123.9         380.0      364.8

Internal Operating Expenses:
  Terminal .............................  73.7     67.0         213.5      201.0
  Selling, general and administrative ..  40.2     38.3         116.8      112.4
    Total Internal Operating Expenses .. 113.9    105.3         330.3      313.4

Operating Profit .......................$ 19.1  $  18.6     $    49.7   $   51.4


     Consolidated gross revenues for the third quarter and first nine months of 1999 increased 9.2% to $407.5 million and 1.0% to $1,135.5 million, respectively, over the comparable periods in 1998. Additionally, gross revenues for the quarter and nine months were negatively impacted by approximately $2.0 million and $8.7 million, respectively, due to the effect of a stronger U.S. dollar when converting foreign currency revenues into U.S. dollars for financial reporting purposes. Consolidated net revenues for the third quarter and first nine months of 1999 increased 7.3% to $133.0 million and 4.2% to $380.0 million, respectively, over the comparable 1998 periods.

     Gross airfreight revenues for the third quarter and first nine months of 1999 increased 6.0% to $299.0 million and decreased 2.5% to $843.4 million, respectively, compared to the same periods in 1998. The increase in gross airfreight revenues for the third quarter of 1999 was attributable to increases in both shipping volumes and weight of cargo shipped. Gross airfreight revenues in all regions either equaled or exceeded the third quarter of 1998 with the strongest growth occurring in the Asia and Others region. The decrease in gross airfreight revenues for the first nine months of 1999 resulted from softness during the first half of the year in both the United States and European region's airfreight exports combined with lower selling rates. Airfreight net revenues for the third quarter and first nine months of 1999 increased 3.0% to $79.8 million and .7% to $231.6 million, respectively, over the comparable 1998 periods. The increase in airfreight net revenues for the third quarter resulted from improvement in transportation costs and customer selling rates. The increase in airfreight net revenues for the first nine months of 1999 was mainly due to lower transportation costs and improved routing and mix of cargo during the first six months of 1999.

     Ocean freight gross revenues for the third quarter and first nine months of 1999 increased 24.8% to $65.5 million and 15.7% to $170.5 million, respectively, over the comparable 1998 periods. Ocean freight net revenues for the third quarter and first nine months of 1999 increased 15.5% to $18.6 million and 13.5% to $51.2 million, respectively, over the third quarter and first nine months of 1998. The increases in both gross and net ocean freight revenues were mainly due to increased shipping volumes from existing customers and continuing expansion into the ocean freight market.

     Customs brokerage and other gross revenues for the third quarter and first nine months of 1999 increased 12.3% to $43.0 million and 9.4% to $121.6 million, respectively, over the comparable 1998 periods. Customs brokerage and other net revenues for the third quarter and first nine months of 1999 increased 14.2% to $34.6 million and 8.5% to $97.2 million, respectively, over the comparable 1998 periods. The increases in customs brokerage and other gross and net revenues for the third quarter resulted from increased brokerage activity, particularly in the United States, coupled with improvement in both customs duty drawback and warehouse and distribution operations. The increases in customs brokerage and other gross and net revenues for the first nine months of 1999 resulted from inclusion of business from companies acquired during the second quarter of 1998 and increased brokerage activity which was offset by lower warehouse and distribution activity during the first half of 1999.

     Internal operating expenses for the third quarter and first nine months of 1999 increased 8.2% to $113.9 million and 5.4% to $330.3 million, respectively, over the comparable 1998 periods. The increase in internal operating expense for the third quarter was mainly attributable to operations in the Netherlands and United States where personnel expenses increased to handle increased volumes, coupled with additional expense incurred in advance preparation of two new logistics contracts in Europe and with higher levels of management information systems expenses. The increase in internal operating expenses for the first nine months of 1999 reflect the inclusion of expenses from companies acquired in 1998 combined with the factors previously mentioned for the third quarter.

     Consolidated operating profit for the third quarter of 1999 increased marginally over the third quarter of 1998 to $19.1 million. For the first nine months of 1999, consolidated operating profit decreased 3.3% to $49.7 million compared to the first nine months of 1998. The decline was mainly the result of lower operating profit in the European region (See Note G).

     Interest, net for the third quarter and first nine months of 1999 declined $.7 million and $1.6 million, respectively, compared to the same 1998 periods. The declines resulted from higher interest expense associated with the increase in long-term debt and lower interest income due to the reduced amount of excess cash available for investment (See Note C).

     Other, net for the third quarter of 1999 increased marginally over the third quarter of 1998. For the first nine months of 1999, Other, net increased $7.5 million over the first nine months of 1998. The increase resulted primarily from a $7.9 million gain on the sale of marketable securities (See Note D), which was offset by a $.4 million decline which was mainly attributable to the results from the Company's equity in the earnings of unconsolidated affiliates.

     The effective income tax rate for the third quarter of 1999 increased .8% to 37.0% compared to the third quarter of 1998. In the third quarter of 1998, the effective tax rate was lowered to 36.2% in order to reduce the full year effective income tax rate to 37.0%, which resulted from a change in the geographic composition of the worldwide earnings to countries with lower effective income tax rates. For both the first nine months of 1999 and 1998, the effective income tax rate was 37.0%.

     United States gross revenues for the third quarter and first nine months of 1999 increased $7.2 million (5.0%) to $152.1 million and decreased $26.3 million (5.7%) to $438.4 million, respectively, compared to the third quarter and first nine months of 1998. The increase in the third quarter was comprised of a $2.1 million (1.9%) increase in airfreight revenues, a $1.3 million (7.4%) increase in ocean freight revenues and a $3.8 million (24.8%) increase in customs brokerage and other revenues. The decrease in the first nine months of 1999 was comprised of a $34.2 million (9.4%) decrease in airfreight revenues which was partially offset by a $.9 million (1.6%) increase in ocean freight revenues and a $7.0 million (15.2%) increase in customs brokerage and other revenues. The increase in airfreight revenues for the third quarter was primarily the result of increased export shipments. The decrease in airfreight revenues for the first nine months of 1999 was mainly attributable to soft airfreight exports and lower selling prices when compared with the 1998 period. The increases in ocean freight revenues for both the third quarter and first nine months of 1999 were due to greater shipping volumes from new and existing customers. The increase in customs brokerage and other revenues for the third quarter resulted from increased brokerage activity with improvement in both the drawback and warehouse and distribution operations. For the first nine months of 1999, the increase in customs brokerage and other revenues resulted from an increase in brokerage activity and the inclusion of the results of an acquisition which was made subsequent to the second quarter of 1998.

     United States operating profit for the third quarter increased $2.0 million (37.9%) to $7.1 million compared to the third quarter of 1998. For the first nine months of 1999, operating profit increased $3.6 million (21.4%) to $20.4 million compared to the first nine months of 1998. The increase in the third quarter operating profit resulted from improvement in all service categories. The increase in operating profit for the first nine months of 1999 was mainly the result of improved margins during the first six months of 1999 from improvement in the mix of cargo and lower transportation costs, and the inclusion of a business acquired subsequent to the second quarter of 1998.

     Foreign gross revenues for the third quarter and first nine months of 1999 increased $27.4 million (12.0%) to $255.4 million and $37.9 million (5.8%) to $697.1 million, respectively, over the comparable 1998 periods. The overall effect of exchange rates reduced European gross revenues for the third quarter and first nine months of 1999 by approximately $5.7 million and $8.7 million, respectively; Asia and Others gross revenues increased approximately $3.7 million for the third quarter with minimal impact on the first nine months of 1999. European gross revenues for the third quarter increased $3.2 million (2.6%) to $124.7 million. The increase was comprised of a $2.1 million (13.3%) increase in ocean freight revenues, a $1.0 million (8.9%) increase in customs brokerage and other revenues, and $.1 million (.1%) increase in airfreight revenues. For the first nine months of 1999, European gross revenues declined $6.6 million (1.9%) to $345.1 million which was comprised of a $12.0 million (4.4%) decrease in airfreight revenues offset by increases in ocean freight revenues and customs brokerage and other revenues of $3.9 million (9.1%) and $1.5 million (4.6%), respectively. The decrease in airfreight revenues which occurred during the first six months of 1999 resulted from lower export shipments and selling prices. The increase in ocean freight revenues was attributable to greater shipping volumes from new and existing customers. The increase in customs brokerage and other revenues resulted from increases in brokerage activity. Asia and Others gross revenues for the third quarter increased $24.2 million (22.7%) over the third quarter of 1998. The increase was comprised of a $14.6 million (19.3%) increase in airfreight revenues, a $9.5 million (50.6%) increase in ocean freight revenues and a $.1 million (.3%) increase in customs brokerage and other revenues. For the first nine months of 1999, gross revenues increased $44.5 million (14.5%) over the comparable 1998 period. The increase was comprised of a $24.4 million (10.9%) increase in airfreight revenues, an $18.3 million (36.7%) increase in ocean freight revenues and a $1.8 million (5.7%) increase in customs brokerage and other revenues. The increases in airfreight and ocean freight revenues were due to greater shipping volumes from new and existing customers.

     Foreign operating profit for the third quarter of 1999 decreased $1.5 million (11.1%) to $12.0 million compared to the third quarter of 1998. For the first nine months of 1999, operating profit declined $5.3 million (15.2%) to $29.3 million compared to the first nine months of 1998. The European region's operating profit for the third quarter of 1999 decreased $.6 million (10.5%) compared to the third quarter of 1998. For the first nine months of 1999, the European region's operating profit decreased $6.6 million (39.9%) compared to the first nine months of 1998. The declines were mainly the result of weakness in airfreight business and lower selling rates throughout the region with the Company's operations in The Netherlands, Belgium and France reporting significant declines. The Asia and Others region's operating profit for the third quarter of 1999 decreased $.9 million (11.6%) compared to the third quarter of 1998. For the first nine months of 1999, the Asia and Others region's operating profit increased $1.3 million (7.4%) over the first nine months of 1998. The decrease in the third quarter was attributable to lower results in South America, South Pacific and Canada.

Liquidity and Capital Resources

     At September 30, 1999, cash and cash equivalents decreased approximately $13.4 million to $46.8 million from $60.2 million at December 31, 1998. For the first nine months of 1999, the Company's primary sources of cash consisted of $12.9 million from operating activities, $11.8 million from long-term borrowings and $7.9 million from the sale of marketable securities, while the primary uses of cash consisted of $25.1 million for capital expenditures, $9.7 million for purchases of treasury stock, $6.3 million for an acquisition, and $6.4 million for the payment of dividends. Cash from operating activities decreased approximately $29.0 million compared to the first nine months of 1998. The decline resulted mainly from the increase in trade receivables due to the increase in revenues during the third quarter of 1999.

     Capital expenditures for the first nine months of 1999 increased marginally over the first nine months of 1998 to $25.1 million. The capital expenditures were primarily for management information services and for improvement and expansion of facilities.

     At September 30, 1999, the Company had available for future borrowings approximately $63.8 million of its $75.0 million revolving credit facility. The Company utilized approximately $11.2 million under this facility. The utilization consisted of $8.0 million for an acquisition (See Note F), classified as long-term debt, and $3.2 million for letters of credit issued in connection with insurance programs. Additionally, various of the Company's foreign subsidiaries maintained overdraft facilities with foreign banks, aggregating approximately $27.5 million, of which approximately $7.9 million was outstanding.

     The Company's Board of Directors has authorized the purchase from time to time in the open market of up to 2,000,000 shares of the Company's common stock. During the first nine months of 1999, the Company purchased 557,500 of its common shares at a cost of approximately $9.7 million. As of September 30, 1999, the Company has purchased 1,635,000 of the 2,000,000 shares authorized at a cost of approximately $31.7 million. Additionally, in June 1999, the Company's Board of Directors authorized an increase in the quarterly cash dividend from six cents ($.06) to seven cents ($.07) per share.

     Management believes that the Company's available cash and sources of credit, together with expected future sources of credit and cash generated from operations, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures and dividends.


Year 2000

     In 1997, the Company undertook an assessment to determine the impact of Year 2000 compliance on its computer systems. This assessment resulted in preliminary plans to prepare the Company for Year 2000 readiness. These plans included remediation, upgrading or replacement of the Company's various systems including those utilizing embedded technology. In accordance with Issue 96-14 of the Emerging Issues Task Force of the Financial Accounting Standards Board, which requires the costs associated with modifying computer software for the Year 2000 to be expensed as incurred, the Company has and will continue to expense the costs incurred to remediate the applicable systems. For 1997, the Company incurred approximately $1.0 million of expense and approximately $3.6 million of expense in 1998. Year 2000 expense for 1999 is anticipated to be approximately $2.5 million with approximately $1.9 million expended in the first nine months of 1999.

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

     In connection with this effort, the Company has initiated a program to communicate with its many customers and suppliers to determine the level of Year 2000 readiness of these entities and the potential impact on the Company's operations if these entities' computer systems are not ready. This program encompasses contacting the Company's major customers and its significant suppliers - airlines, steamship lines, trucking companies, handling agents, customs authorities and other governmental agencies and financial institutions. During the third quarter and early fourth quarter of 1998, questionnaires were sent to the Company's significant suppliers. As of October 31, 1999, the Company surveyed approximately 1,400 of its significant suppliers, approximately 97% of those suppliers surveyed have advised the Company that they are currently Year 2000 compliant or expect to be compliant. The Company has participated in evaluation programs established by its major customers for Year 2000 readiness. These customers' programs include communication by the Company, the customers' readiness for Year 2000, including customers' internal systems and the evaluation of their third party suppliers and customers. Through the Company's participation in the customer evaluation programs it appears that the Company's major customers are prepared for Year 2000.

     The Company has identified those suppliers who have either not responded to the questionnaires or will not be compliant and it will either discontinue utilizing those suppliers or minimize usage of these suppliers in December 1999. Additionally, during the third quarter of 1999, detailed contingency plans were formulated within each country where the Company operates to minimize the risk of significant service disruptions due to a Year 2000 failure by supplier(s). The contingency plans were communicated to the Company's major customers in the third quarter and early fourth quarter. Contingency plans will include: redeployment of existing personnel and employing additional personnel to process transactions that were automated and may require manual intervention due to Year 2000 non-compliance. Selection of alternative airlines, steamship lines, trucking companies together with customer notification of possible service disruptions in markets where carriers or customs authorities may not be Year 2000 compliant.

     The Company does not warrant as true and accurate any assurance it receives from customers and suppliers regarding the compliance of their systems. The Company relies entirely on its transportation suppliers, airlines, steamship lines and independent trucking firms to transport its customers' cargo throughout its network. To the degree that the operations of any number of transportation providers are adversely affected by Year 2000, disruptions in the Company's business may occur which may have a material adverse effect on the Company's operations. Management believes that Year 2000 - related matters for the Company's internal systems will not have a material adverse effect on the Company's operations or financial position; however, the ultimate degree to which the Company's systems may be affected by Year 2000 is uncertain.


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


                                         Air Express International Corporation
                                                      (Registrant)




Date: November 12, 1999                 /s/           Dennis M. Dolan
                                                      Dennis M. Dolan
                                               Executive Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)




Date: November 12, 1999                 /s/         Martin J. McDonnell
                                                    Martin J. McDonnell
                                                Vice President - Controller
                                              (Principal Accounting Officer)